Form 10-Q
period 2019-06-30
TheRealReal, Inc.
filed 2019-08-14
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-38953

The RealReal, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-1234222
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Francisco Street Suite 600 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)

(855) 435-5893

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	REAL	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2019, the registrant had 85,316,361 shares of common stock, $0.00001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, the opening of additional retail stores in the future, the development of our automation technology, expectations for capital requirements and the use of proceeds from our initial public offering, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;

•	our ability to effectively manage or sustain our growth and to effectively expand our operations;

•	our strategies, plans, objectives and goals;

•	the market demand for authenticated, pre-owned luxury goods and new and pre-owned luxury goods in general and the online market for luxury goods;

•	our ability to compete with existing and new competitors in existing and new markets and offerings;

•	our ability to attract and retain consignors and buyers;

•	our ability to increase the supply of luxury goods offered through our online marketplace;

•	our ability to timely and effectively scale our operations;

•	our ability to enter international markets

•	our ability to optimize, operate and manage our merchandising and fulfillment facilities;

•	our ability to develop and protect our brand;

•	our ability to comply with laws and regulations;

•	our expectations regarding outstanding litigation;

•	our expectations and management of future growth;

•	our expectations concerning relationships with third parties;

•	economic and industry trends, projected growth or trend analysis;

•	seasonal sales fluctuations;

•	our ability to add capacity, capabilities and automation to our operations; and

•	our ability to attract and retain key personnel.

ii

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE REALREAL, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$53,314	$34,393
Short-term investments	13,372	27,131
Accounts receivable	9,517	7,571
Inventory, net	12,664	10,355
Prepaid expenses and other current assets	10,563	9,696
Total current assets	99,430	89,146
Property and equipment, net	40,427	33,286
Restricted cash	11,700	11,234
Other assets	6,573	1,751
Total assets	$158,130	$135,417
Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,469	$5,149
Accrued consignor payable	33,404	35,259
Other accrued and current liabilities	42,475	41,956
Long-term debt, current portion	6,498	5,990
Total current liabilities	86,846	88,354
Long-term debt, net of current portion	—	3,249
Other noncurrent liabilities	10,076	7,304
Total liabilities	96,922	98,907
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.00001 par value; 37,403,946 and 31,053,601 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 37,403,946 and 31,053,601 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	198,228	151,381
Convertible preferred stock $0.00001 par value; 77,781,921 and 73,950,153 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 77,556,411 and 73,724,645 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	169,102	142,819
Stockholders’ deficit:
Common stock, $0.00001 par value; 155,649,887 and 145,467,774 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 9,701,266 and 8,593,077 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	1,729	—
Accumulated comprehensive income (loss)	5	(25)
Accumulated deficit	(307,857)	(257,665)
Total stockholders’ deficit	(306,122)	(257,690)
Total liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders’ deficit	$158,130	$135,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Consignment and service revenue	$60,713	$42,178	$116,950	$83,177
Direct revenue	10,263	4,807	23,281	10,267
Total revenue	70,976	46,985	140,231	93,444
Cost of revenue:
Cost of consignment and service revenue	17,200	12,349	33,147	23,926
Cost of direct revenue	7,726	3,857	18,652	8,134
Total cost of revenue	24,926	16,206	51,799	32,060
Gross profit	46,050	30,779	88,432	61,384
Operating expenses:
Marketing	11,715	9,276	23,448	18,910
Operations and technology	34,320	22,997	65,865	44,329
Selling, general and administrative	25,355	14,377	47,674	27,901
Total operating expenses	71,390	46,650	136,987	91,140
Loss from operations	(25,340)	(15,871)	(48,555)	(29,756)
Interest income	610	81	1,015	165
Interest expense	(380)	(526)	(511)	(723)
Other expense, net	(1,706)	(1,279)	(1,987)	(1,387)
Loss before provision for income taxes	(26,816)	(17,595)	(50,038)	(31,701)
Provision for income taxes	59	—	59	—
Net loss	$(26,875)	$(17,595)	$(50,097)	$(31,701)
Accretion of redeemable convertible preferred stock to redemption value	—	$(1,342)	$(3,355)	$(2,451)
Net loss attributable to common stockholders	$(26,875)	$(18,937)	$(53,452)	$(34,152)
Net loss per share attributable to common stockholders, basic and diluted	$(2.83)	$(2.28)	$(5.87)	$(4.11)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	9,494,447	8,314,251	9,102,234	8,307,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(26,875)	$(17,595)	$(50,097)	$(31,701)
Other comprehensive loss, net of tax:
Unrealized gain on investments	2	—	30	6
Comprehensive loss	$(26,873)	$(17,595)	$(50,067)	$(31,695)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Redeemable convertible		Convertible				Additional	Accumulated Other
	preferred stock		preferred stock		Common stock		Paid-in	comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	gain (loss)	deficit	Stockholders’
Balance as of December 31, 2017	12,956,724	$50,367	69,834,789	$122,990	8,287,983	$—	$4,591	$(6)	$(181,571)	$(176,986)
Accretion of redeemable convertible preferred stock to redemption value	—	1,109	—	—	—	—	(1,109)	—	—	(1,109)
Issuance of common stock upon exercise of options	—	—	—	—	18,621	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	—	—	545	—	—	545
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(14,106)	(14,106)
Balance as of March 31, 2018	12,956,724	51,476	69,834,789	122,990	8,306,604	—	4,066	—	(195,677)	(191,611)
Issuance of Series G redeemable convertible preferred stock upon conversion of notes, net of issuance costs of $190	1,067,550	5,452	—	—	—	—	—	—	—	—
Issuance of Series G convertible preferred stock upon conversion of notes, net of issuance costs of $355	—	—	1,997,709	10,202	—	—		—	—	—
Loss on extinguishment of convertible notes	—	—	—	—	—	—	(370)	—	—	(370)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $3,360	17,029,327	86,640	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,342	—	—	—	—	(1,342)	—	—	(1,342)
Issuance of common stock upon exercise of options	—	—	—	—	17,502	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	—	—	681	—	—	681
Net loss	—	—	—	—	—	—	—	—	(17,595)	(17,595)
Balance as of June 30, 2018	31,053,601	$144,910	71,832,498	$133,192	8,324,106	$—	$3,059	$—	$(213,272)	$(210,213)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	capital	gain (loss)	deficit	Stockholders’
Balance as of December 31, 2018	31,053,601	$151,381	73,724,645	$142,819	8,593,077	$—	$—	$(25)	$(257,665)	$(257,690)
Issuance of Series H redeemable convertible preferred stock net of issuance costs of $86	6,350,345	43,572	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock net of issuance costs of $63	—	—	3,831,766	26,279	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	3,355	—	—	—	—	(3,260)	—	(95)	(3,355)
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	819	—	—	819
Issuance of common stock upon exercise of options	—	—	—	—	739,053	—	1,319	—	—	1,319
Issuance of common stock upon exercise of warrants	—	—	—	—	4,935	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	—	—	1,109	—	—	1,109
Other comprehensive income	—	—	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	—	—	(23,222)	(23,222)
Balance as of March 31, 2019	37,403,946	198,308	77,556,411	169,098	9,337,065	—	—	3	(280,982)	(280,979)
Additional issuance costs for Series H redeemable convertible preferred stock (total issuance costs of $166)	—	(80)	—	—	—	—	—	—	—	—
Reallocation of issuance costs for Series H convertible preferred stock (total issuance costs of $59)	—	—	—	4	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	358,459	1	422	—	—	423
Issuance of common stock upon exercise of warrants	—	—	—	—	5,742	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	1,287	—	—	1,287
Other comprehensive income	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(26,875)	(26,875)
Balance as of June 30, 2019	37,403,946	$198,228	77,556,411	$169,102	9,701,266	$1	$1,729	$5	$(307,857)	$(306,122)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(50,097)	$(31,701)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,993	4,136
Stock-based compensation expense	2,397	1,226
Change in fair value of convertible note derivative liability	—	1,248
Bad debt expense	681	333
Compensation expense related to stock sales by current and former employees	819	—
Change in fair value of convertible preferred stock warrant liability	2,100	183
Accrued interest on convertible notes	—	223
Accretion of unconditional endowment grant liability	44	53
Accretion of debt discounts	9	97
Amortization of premiums on short-term investments	42	15
Changes in operating assets and liabilities:
Accounts receivable	(2,627)	918
Inventory, net	(2,309)	(1,453)
Prepaid expenses and other current assets	(867)	(3,913)
Other assets	411	70
Accounts payable	157	(1,480)
Accrued consignor payable	(1,855)	(3,872)
Other accrued and current liabilities	(1,744)	4,516
Other noncurrent liabilities	672	695
Net cash used in operating activities	(46,174)	(28,706)
Cash flow from investing activities:
Purchases of investments	(9,151)	(2,211)
Proceeds from maturities of short-term investments	22,898	7,600
Proceeds from sale of short-term investments	—	7,023
Capitalized proprietary software development costs	(3,887)	(2,245)
Purchases of property and equipment	(10,042)	(4,164)
Net cash (used in) provided by investing activities	(182)	6,003
Cash flow from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	43,492	86,640
Proceeds from issuance of convertible preferred stock, net of issuance costs	26,283	—
Proceeds from issuance convertible notes, net of issuance costs	—	14,273
Proceeds from exercise of stock options and common stock warrants	1,775	63
Payment of deferred offering costs	(3,057)	—
Issuance cost paid related to conversion of convertible notes	—	(545)
Repayment of debt	(2,750)	(1,500)
Net cash provided by financing activities	65,743	98,931
Net increase in cash, cash equivalents and restricted cash	19,387	76,228
Cash, cash equivalents, and restricted cash
Beginning of period	45,627	20,660
End of period	$65,014	$96,888

Supplemental disclosures of cash flow information
Cash paid for interest	$219	$324
Cash paid for income taxes	141	45
Supplemental disclosures of non-cash investing and financing activities
Issuance of convertible preferred stock upon extinguishment of convertible notes	—	10,557
Issuance of redeemable convertible preferred stock upon extinguishment of convertible notes	—	5,642
Accretion of redeemable convertible preferred stock to redemption value	3,355	2,451
Loss on extinguishment of convertible notes	—	370
Purchases of property and equipment included in accounts payable	(837)	(695)
Deferred offering costs in accounts payable and accrued liabilities	2,219	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business and Basis of Presentation

Organization and Description of Business

The RealReal, Inc. (the “Company”) is an online marketplace for authenticated, consigned luxury goods across multiple categories, including women’s, men’s, kids’, jewelry and watches, and home and art. The Company was incorporated in the state of Delaware on March 29, 2011 and is headquartered in San Francisco, California.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. The Company’s functional and reporting currency is the U.S. dollar.

The condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ deficit, and cash flows for the periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended on June 28, 2019 (the “Prospectus”).

Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 27, 2019, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 28, 2019. On July 2, 2019, after the quarter end, the Company completed its IPO, selling 15,000,000 shares of common stock at price to the public of $20.00 per share, plus an additional 2,250,000 shares of common stock at a price to the public of $20.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. On July 2, 2019, after the quarter end, the Company received aggregate net proceeds of $320.9 million after deducting underwriting discounts and commissions of $24.1 million.

Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 500,000,000 shares of common stock, and 50,000,000 shares of undesignated preferred stock.

The unaudited pro forma condensed balance sheet data set forth below is presented as if the IPO was completed on June 30, 2019, by applying adjustments to the Company’s historical condensed balance sheet. The pro forma adjustments reflect the issuance of 17,250,000 shares of common stock for aggregate net proceeds of $320.9 million and the reclassification of deferred offering costs of $5.3 million to additional paid-in capital. The proforma adjustments do not include the $3.2 million donation to The RealReal Foundation, which the Company anticipates funding in the latter part of 2019.

The pro forma adjustments also reflect the conversion of 114,960,357 shares of convertible preferred stock and redeemable convertible preferred stock then outstanding into 58,363,606 shares of common stock and the corresponding reclassification of the preferred stock warrant liability to additional paid-in capital upon conversion of all outstanding preferred stock warrants into an aggregate of 103,563 common stock warrants.

	Actual June 30, 2019	Pro Forma Adjustments	Pro Forma June 30, 2019
	(in thousands)
Assets
Total current assets	$99,430	$320,850	$420,280
Total noncurrent assets	58,700	(5,307)	53,393
Total assets	$158,130	$315,543	$473,673
Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Total current liabilities	$86,846	$—	$86,846
Total noncurrent liabilities	10,076	(2,710)	7,366
Total liabilities	96,922	(2,710)	94,212
Redeemable convertible preferred stock	198,228	(198,228)	—
Convertible preferred stock	169,102	(169,102)	—
Stockholder’s equity (deficit)
Common stock	1	1	2
Additional paid-in capital	1,729	685,582	687,311
Accumulated other comprehensive income	5	—	5
Accumulated deficit	(307,857)	—	(307,857)
Total stockholders’ equity (deficit)	(306,122)	685,583	379,461
Total liabilities, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit)	$158,130	$315,543	$473,673

Reverse Stock Split

On June 13, 2019 the Company effected a reverse split of shares of the Company’s common stock on a 1-for-2 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock, warrants for common stock, options to purchase common stock and the related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of redeemable convertible preferred stock and convertible preferred stock and their related per share amounts, other than the conversion price per share, were not adjusted as a result of the Reverse Stock Split.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve and material right related to the Company’s tiered consignor commission plan, valuation of inventory, stock-based compensation, redemption value of redeemable convertible preferred stock, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Net Loss per Share Attributable to Common Stockholders

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock and convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Revenue Recognition

The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace.

Consignment and Service Revenue

The Company provides a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail locations. The Company retains a percentage of the proceeds received as payment for its consignment service, which the Company refers to as its take rate. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the consignor until transferred to the end customer subsequent to purchase of the consigned goods. The Company does not take title of consigned goods at any time except in certain cases where returned goods become Company-owned inventory.

The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of certain buyer incentives and estimated returns and cancellations. The Company recognizes a returns reserve, based on historical experience, which is recorded in other accrued and current liabilities on the balance sheets (see Note 5). Sales tax assessed by governmental authorities is excluded from revenue.

Certain transactions provide consignors with a material right resulting from the tiered consignor commission plan. Under this plan, the amount an individual consignor receives for future sales of consigned goods may be dependent on previous consignment sales for that consignor within his/her consignment period. Accordingly, in certain consignment transactions, a small portion of the Company’s consignment revenue is allocated to such material right using the portfolio method and recorded as deferred revenue.

The Company charges shipping fees to buyers and has elected to treat shipping and handling activities performed after control transfers to the buyer as fulfillment activities. All outbound shipping and handling costs are accounted for as fulfillment costs in cost of consignment and service revenue at the time revenue is recognized.

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three or six months ended June 30, 2019 and 2018.

Direct Revenue

The Company generates direct revenue from the sale of Company-owned inventory. The Company recognizes direct revenue upon shipment of the purchased good to the buyer as its performance obligation, consisting of the sale of goods, is satisfied at this point. Direct revenue is recognized net of incentives and estimated returns. Sales tax assessed by governmental authorities is excluded from revenue.

Incentives

Promotional incentives, which include basket promotional code discounts and other credits, may periodically be offered to consignors and buyers. These are treated as a reduction of consignment and service revenue and direct revenue. Additionally, the Company may offer site credits to buyers on current transactions to be applied towards future transactions, which are accounted as site credit liabilities and included in other accrued and current liabilities on the balance sheets.

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan totaling $3.3 million as of June 30, 2019 and $2.7 million as of December 31, 2018, which are recognized as revenue using a portfolio approach based on the pattern of exercise and certain unredeemed site credits, which were immaterial as of June 30, 2019 and December 31, 2018. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year.

Cost of Revenue

Cost of revenue for consignment and services and direct revenue consists of shipping costs, credit card fees, packaging, customer service and website hosting services. Cost of direct revenue also includes the cost of goods sold.

Stock-based Compensation

Stock-based compensation expense related to employees is measured based on the grant-date fair value of the awards. Compensation expense is recognized in the statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and accounts for forfeitures as they occur.

Historically, certain employees were able to sell their shares of the Company’s common stock to the Company’s existing investors. In such secondary sale transactions, the Company recorded the difference in purchase price and the fair value of such shares as compensation expense within selling, general and administrative in the statement of operations and a corresponding credit to additional paid-in capital.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in reverse repurchase agreement (“RRAs”). RRAs are collateralized by deposits in the form of United States government securities and obligations for an amount not less than 102% of their value. The Company has a policy that the collateral has at least an A (or equivalent) credit rating. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs with stated maturities of greater than three months from the date of purchase are classified as short-term investments.

Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. As of June 30, 2019 and December 31, 2018, the Company had letters of credit outstanding and collateral accounts in the amounts of $11.7 million and $11.2 million, respectively. The restricted cash is classified as noncurrent as the Company expects the cash to remain restricted for a period greater than one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$53,314	$91,216
Restricted cash	11,700	5,672
Total cash, cash equivalents and restricted cash	$65,014	$96,888

Inventory, Net

Inventory primarily consists of finished goods arising from goods returned after the consignor has been paid, upon which the Company assumes the title to the goods until it is resold and recognizes it as inventory in an amount equal to that paid to the consignor. The Company also periodically purchases finished goods directly from vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method, and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value.

The inventory reserve, which reduces inventory on the balance sheets, was $1.2 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

Software Development Costs

Proprietary software includes the costs of developing the Company’s internal proprietary business platform. The Company capitalizes qualifying proprietary software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed and (2) it is probable that the software will be completed and used for its intended function. Such costs are capitalized in the period incurred. Capitalization ceases and amortization begins when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Accretion of Redeemable Convertible Preferred Stock

The carrying value of the redeemable convertible preferred stock that is probable of redemption is accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method. Increases to the carrying value of redeemable convertible preferred stock recognized in each period are charged to additional paid-in capital, or in the absence of additional paid-in capital, charged to accumulated deficit.

Convertible Preferred Stock Warrant Liability

The Company issued convertible preferred stock warrants in conjunction with the issuance of debt. Such warrants are recorded as other noncurrent liabilities on the balance sheets at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other expense, net. The Company continued to remeasure these warrants until the earlier of the expiration, exercise or conversion of the convertible preferred stock warrants into common warrants, which occurred upon the completion of the IPO on July 2, 2019. In connection with the completion of the IPO, the convertible preferred stock warrants automatically converted into common stock warrants. Upon conversion of the convertible preferred stock warrants, the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Leases

Leases are reviewed for classification as operating or capital leases. For operating leases, the Company recognizes rent on a straight-line basis over the term of the lease. The Company records the difference between cash payments and rent expense recognized as a deferred rent liability included in other accrued and current liabilities and other noncurrent liabilities on the balance sheets. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash and cash equivalents with major credit-worthy financial institutions within the United States.

As of June 30, 2019 and December 31, 2018, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and six months ended June 30, 2019 and 2018.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606), which supersedes the existing revenue recognition requirements and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the full retrospective transition method.

In June 2018, the FASB issued ASU 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (Topic 958), which clarified the accounting for contributions made or received by business entities. The Company adopted this guidance beginning on January 1, 2018 using the modified prospective transition. Adoption of the standard did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). ASU 2018-15 clarifies and aligns the accounting for implementation costs for hosting arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company has early adopted this standard effective January 1, 2018 on a prospective basis, which did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which will change how to recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this standard, if an entity designates a financial liability under the fair value option in accordance with ASC 825, the entity shall measure the financial liability at fair value with qualifying changes in fair value recognized in net income. The entity shall present separately in other comprehensive loss the portion of the total change in the fair value of the liability that results from a change in the instrument-specific credit risk. ASU 2016-01 is effective for the Company for annual and interim periods within fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for non-public entities in fiscal years beginning after December 15, 2019. Therefore, as an “emerging growth company” as defined in the JOBS Act, the new standard is effective for the Company beginning January 1, 2020.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company is currently evaluating the impact that this standard will have on its financial statements but expects that it will result in a significant increase in its long-term assets and liabilities.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption date of ASC 606. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact that this standard will have on its financial statements.

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$35,479	$—	$—	$35,479
Money market fund	5,835	—	—	$5,835
Reverse repurchase agreements	12,000	—	—	12,000
Total cash and cash equivalents	$53,314	$—	$—	$53,314
Short-term investments:
U.S. corporate bonds	$9,172	$4	—	$9,176
International corporate bonds	4,195	1	—	$4,196
Total short-term investments	$13,367	$5	$—	$13,372

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$10,253	$—	$—	$10,253
Money market fund	140	—	—	140
Reverse repurchase agreements	24,000	—	—	24,000
Total cash and cash equivalents	$34,393	$—	$—	$34,393
Short-term investments:
U.S. corporate bonds	$21,184	$—	$(19)	$21,165
International corporate bonds	5,972	—	(6)	5,966
Total short-term investments	$27,156	$—	$(25)	$27,131

As of June 30, 2019 and December 31, 2018, the contractual maturity for the short-term investments is less than one year. For the three and six months ended June 30, 2019 and 2018, the Company recognized no material realized gains or losses on short-term investments.

Note 4. Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$5,835	$—	$—	$5,835
Reverse repurchase agreements	—	12,000	—	$12,000
Total cash equivalents	$5,835	$12,000	$—	$17,835
Short-term investments:
U.S. corporate bonds	$—	$9,176	$—	$9,176
International corporate bonds	—	4,196	—	$4,196
Total short-term investments	$—	$13,372	$—	$13,372
Total assets	$5,835	$25,372	$—	$31,207
Liabilities
Convertible preferred stock warrant liability	$—	$—	$2,710	$2,710
Total liabilities	$—	$—	$2,710	$2,710

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$140	$—	$—	$140
Reverse repurchase agreements	—	24,000	—	24,000
Total cash equivalents	$140	$24,000	$—	$24,140
Short-term investments:
U.S. corporate bonds	$—	$21,165	$—	$21,165
International corporate bonds	—	5,966	—	5,966
Total short-term investments	$—	$27,131	$—	$27,131
Total assets	$140	$51,131	$—	$51,271
Liabilities
Convertible preferred stock warrant liability	$—	$—	$610	$610
Total liabilities	$—	$—	$610	$610

The fair value of the convertible preferred stock warrant liability on the date of issuance and each re-measurement date was estimated using the Black‑Scholes option pricing model.  Inputs used to determine the estimated fair value as of each valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following table presents a rollforward of the fair value of the level 3 liabilities recorded at fair value at June 30, 2019 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of December 31, 2018	$610
Changes in estimated fair value	2,100
Balance as of June 30, 2019	$2,710

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Proprietary software	$17,939	$14,052
Furniture and equipment	16,877	12,665
Automobiles	516	346
Leasehold improvements	30,515	25,702
	65,847	52,765
Less: accumulated depreciation and amortization	(25,420)	(19,479)
Property and equipment, net	$40,427	$33,286

Depreciation and amortization expense on property and equipment was $3.2 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $6.0 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Returns reserve	$8,678	$14,311
Accrued compensation	8,833	8,078
Site credit liability	5,921	4,700
Accrued sales tax and other taxes	3,170	4,476
Deferred revenue	3,943	3,184
Accrued marketing and outside services	6,558	4,152
Other	5,372	3,055
Other accrued and current liabilities	$42,475	$41,956

Note 6. Debt and Convertible Preferred Stock Warrants

Term Loans

In 2013, the Company entered into an agreement to obtain a term loan facility (“Term Loan Facility”) in the amount of $5.0 million for general corporate purposes and working capital expenditures. In 2014, 2015 and 2016, the Company amended its Term Loan Facility to increase the amount borrowed under the facility by $11.6 million. The Term Loan Facility is secured by liens on substantially all of the Company’s present and future assets.

The Term Loan Facility includes affirmative, negative and financial covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, make investments, sell or otherwise dispose of assets, pay dividends or repurchase stock. The Term Loan Facility’s financial covenants required the Company to achieve at least 80% of its forecasted gross revenue and a liquidity ratio on a monthly basis. As of June 30, 2019, the Company was in compliance with all covenants.

In 2017, the Company executed the eighth amendment (“Eight Amendment”) to the Term Loan Facility. The Eighth Amendment refinanced the $15.0 million repayment schedule to be two term loans, which included a $7.5 million interest only term loan with a maturity date of January 31, 2019 (“Term Loan I”), and the remaining $7.5 million under the existing Term Loan Facility with a maturity date of January 1, 2020 (“Term Loan II”) (together the “Term Loans”).

In 2018, the Company entered into the ninth, tenth, eleventh, and twelfth amendment (“Ninth Amendment,” “Tenth Amendment,” “Eleventh Amendment” and “Twelfth Amendment”) to the existing Term Loans. The Ninth Amendment removed the liquidity ratio covenant, amended Term Loan I to be due in 30 equal monthly installments, plus all accrued interest, beginning July 31, 2018, increased the variable annual interest rate from 0.10% above the prime rate to 0.35% above the prime rate and extended the maturity date of Term Loan I to January 31, 2021.

The Eighth Amendment and Ninth Amendment required the Company to pay a combined success fee of $0.3 million upon (1) any sale or licensing of all or substantially all of the Company’s assets, (2) any change in control of the Company, or (3) an initial public offering of the Company’s equity securities. The Ninth Amendment also required the Company to pay an additional success fee of $0.1 million upon the sale or issuance of the Company’s equity securities or subordinated debt securities for net cash proceeds of at least $50.0 million on or prior to June 30, 2018. The Company paid the $0.1 million success fee upon the Series G convertible preferred stock financing in June 2018.

The Tenth and Twelfth Amendments adjusted and waived certain covenant violations which were subsequently amended and met. The Eleventh Amendment provided an additional letter of credit of $1.5 million for corporate credit cards with a maturity date of August 1, 2019.

During the three months ended, June 30, 2019, the Company recorded interest expense related to the Term Loans of $0.4 million which included the success fee of $0.3 million. During the three months ended June 30, 2018, the Company recorded interest expense related to the Term Loans of $0.1 million. During the six months ended June 30, 2019 and 2018, the Company recorded interest expense related to the Term Loans of $0.5 million and $0.3 million, respectively.

On July 26, 2019 the Company fully repaid the principal of its Terms Loans in the amount of $6.5 million and as such the entire balance is recorded in current liabilities.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All Convertible Preferred Stock Warrants were unexercised and outstanding as of June 30, 2019 and December 31, 2018.

Note 7. Convertible Notes

In April 2018, the Company issued $14.4 million in convertible notes (“Convertible Notes”) to existing shareholders of redeemable convertible and convertible preferred stock. Interest accrued on the principal balance at an annual rate of 8%. Principal and accrued interest were due at the earliest of (1) the one-year anniversary of the issuance date, (2) event of default and (3) a change of control, defined as either a merger, sale of stock or assets or other form of transaction.

The maturity date could be extended if agreed upon by the Company and investors holding the convertible notes representing at least 80% of the outstanding amount at such time. On change of control, the holders of convertible notes could elect to either (1) receive full repayment of the note outstanding or (2) convert the entire outstanding amount of principal and accrued interest into shares of Series F preferred stock at a price per share of $3.8590.

The outstanding balance of principal and accrued interest automatically converts into fully paid and nonassessable shares of preferred stock issued on the issuance of preferred stock with aggregate gross proceeds of at least $25.0 million (a “Qualified Financing”) prior to the maturity date of the convertible notes. On the issuance of preferred stock with aggregate gross proceeds of less than $25.0 million (a “Non-Qualified Financing”), holders of the Convertible Notes could elect to convert all or any portion of the outstanding principal and interest into fully paid and nonassessable shares of preferred stock. On conversion of the convertible notes in either a Qualified Financing or Non-Qualified Financing, preferred shares would be issued at a price of 90% of the price per share paid by the purchasers of preferred stock participating in the financing.

The Qualified Financing and Non-Qualified Financing redemption features were determined to be a compound embedded derivative requiring bifurcation and separate accounting at its estimated fair value. On issuance of the Convertible Notes, the Company recognized a liability of $0.4 million for the estimated fair value of the embedded derivative and incurred $0.1 million in debt issuance costs, both of which were recorded as a debt discount associated with the Convertible Notes.

During the three and six months ended June 30, 2018, the Company recognized $0.2 million of interest expense related to the Convertible Notes. The Company also recognized an expense of $1.2 million during the three and six months ended June 30, 2018 related to the change in fair value of the Convertible Notes embedded derivative liability, which was included in other expense, net in the statements of operations.

In June 2018, the outstanding balance of principal and accrued interest on the Convertible Notes of $14.6 million converted into 1,067,550 and 1,997,709 shares of the Company’s Series G redeemable convertible and convertible preferred stock, respectively, at a price of $4.7565 per share in conjunction with the Company’s Series G convertible preferred stock financing, which was a Qualified Financing under the terms of the Convertible Notes. The conversion of the Convertible Notes into Series G redeemable convertible preferred stock and Series G convertible preferred stock was accounted for as an extinguishment. The extinguishment of the Convertible Notes was considered a capital transaction and accordingly, the Company recognized a $0.4 million loss on extinguishment through additional paid in capital equal to the unamortized debt discount at the date of conversion.

Note 8. Convertible Preferred Stock and Redeemable Convertible Preferred Stock

On July 2, 2019 and immediately prior to the completion of the IPO, all outstanding shares of convertible preferred stock and redeemable convertible preferred stock then outstanding converted into 58,363,606 shares of common stock. The carrying value of the redeemable convertible preferred stock is accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method. Due to the IPO becoming effective in the second quarter of 2019, the Company determined that redemption of the redeemable convertible preferred stock was not probable and as such, did not record accretion for the three months ended June 30, 2019. Convertible preferred stock and redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

	June 30, 2019
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	18,960,000	18,941,619	$9,161	$9,217
Series B	13,784,443	13,652,791	13,774	14,000
Series C	9,335,659	9,328,791	20,289	20,374
Series D	14,367,652	14,324,642	39,886	40,000
Series E	13,612,543	13,586,946	39,880	40,000
Series F	12,956,724	12,956,724	56,154	59,623
Series G	21,986,733	21,986,733	118,325	126,444
Series H	10,182,113	10,182,111	69,861	71,539
Total	115,185,867	114,960,357	$367,330	$381,197

	December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	18,960,000	18,941,619	$9,161	$9,217
Series B	13,784,443	13,652,791	13,774	14,000
Series C	9,335,659	9,328,791	20,289	20,374
Series D	14,367,652	14,324,642	39,886	40,000
Series E	13,612,543	13,586,946	39,880	40,000
Series F	12,956,724	12,956,724	54,968	57,211
Series G	21,986,733	21,986,733	116,242	120,544
Total	105,003,754	104,778,246	$294,200	$301,346

Note 9. Share-based Compensation Plans

2011 Equity Incentive Plan

In 2011, the Company adopted the Equity Incentive Plan (2011 Plan) authorizing the granting of incentive stock options (ISOs) and non-statutory stock options (NSOs) to eligible participants for up to 12,987,255 shares of common stock. Under the 2011 Plan, incentive stock options and non-statutory stock options are to be granted at an exercise price that is no less than 100% of the fair value of the stock at the date of grant. Options generally vest over four years and are exercisable for up to 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. The 2011 Plan has been replaced by the Company’s 2019 Plan as defined below with respect to future equity awards.

2019 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”).  The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants.  Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 8,000,000.

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period.    The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense.  As of June 30, 2019, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 1,750,000 shares.

Stock-based Compensation

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing	$74	$39	$143	$72
Operations and technology	476	263	966	536
Selling, general and administrative	737	379	1,288	618
Total	$1,287	$681	$2,397	$1,226

The amounts presented in the above table exclude compensation expense related to the stock sales by current and former employees. In March 2019, executives of the Company sold an aggregate of 382,477 shares of the Company’s common stock at a price of $12.72 per share for an aggregate amount of $4.9 million to certain of the Company’s existing investors. The Company determined that the purchase price was in excess of the fair value of such shares. As a result, during the three months ended March 31, 2019, the Company recorded the excess of the purchase price above fair value of $0.8 million as compensation expense within selling, general and administrative in the statement of operations and a corresponding credit to additional paid-in capital.

Note 10. Commitments and Contingencies

Leases

The Company leases its corporate offices, retail spaces and merchandising and fulfillment facilities under various noncancelable operating leases with terms ranging from one year to eleven years. Rent expense from operating leases totaled $4.6 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively and $8.7 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively. The current portion of deferred rent was $0.9 million as of June 30, 2019 and is included in other accrued and current liabilities on the balance sheets. The noncurrent portion of deferred rent was $6.0 million as of June 30, 2019 and is included in other noncurrent liabilities on the balance sheets.

As of June 30, 2019, the Company’s future minimum lease payments under the noncancelable leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$8,554
2020	17,753
2021	17,718
2022	14,941
2023	13,693
Thereafter	56,145
Total future minimum payments	$128,804

Noncancelable Purchase Commitments

The Company has commitments for cloud services and other items in the ordinary course of business with varying expiration terms through 2021.  As of June 30, 2019, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Prospectus.

Other Commitments

In January 2018, the Company and the University of Arizona Foundation entered into an endowment agreement (the “Endowment Agreement”) to establish a fund (the “Fund”) to create and grow a gemology degree program in the Department of Geosciences at the University of Arizona (the “University”). The Company agreed to donate a total of $2.0 million, payable in four annual installments of $0.5 million. The first installment was paid in January 2018 on execution of the Endowment Agreement.

There are no conditions that the University must meet to receive the funds nor any penalties to the University for nonperformance. The Endowment Agreement directs the use of the funds but contains no binding restrictions on the use of the funds. On the execution of the Endowment Agreement, the Company recognized $1.7 million expense for the estimated fair value of the grant, using a discount rate of 10%, to selling, general and administrative expenses in the statements of operations. The Company recognized a corresponding liability for the remaining installment payments and will recognize accretion of the liability as interest expense over the remaining term of the Endowment Agreement.

Interest expense related to the accretion of the grant liability was not material in the three and six months ended June 30, 2019 and 2018.  As of June 30, 2019, the outstanding liability was $1.4 million, of which $1.0 million is included in other accrued and current liabilities on the balance sheet and $0.4 million is included in other noncurrent liabilities on the balance sheet.

Contingencies

From time to time the Company is subject to, and it is presently involved in, litigation and other legal proceedings. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses material contingencies when a loss is not probable but reasonably possible.

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark- and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. Chanel alleges, in particular, that the Company has made false representations concerning the Chanel-branded goods sold on our platform and that a number of these goods were counterfeit. The lawsuit seeks money damages as well as injunctive relief. The Company believes that it has meritorious defenses and intends to defend this lawsuit vigorously. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its financial statements.

Note 11. Income Taxes

The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States.

Note 12. Net Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to common stockholders	$(26,875)	$(18,937)	$(53,452)	$(34,152)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	9,494,447	8,314,251	9,102,234	8,307,010
Net loss per share attributable to common stockholders, basic and diluted	$(2.83)	$(2.28)	$(5.87)	$(4.11)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2019	2018
Convertible preferred stock	38,778,180	35,916,225
Redeemable convertible preferred stock	19,585,426	16,410,256
Options to purchase common stock	9,537,699	8,703,564
Warrants to purchase convertible preferred stock	103,563	103,563
Warrant to purchase common stock	—	67,974
Total	68,004,868	61,201,582

Note 13. Subsequent Events

On July 2, 2019, after the quarter end, the Company completed its IPO. For details of this event, refer to Note 1 – Description of Business and Basis of Presentation – Initial Public Offering.

On July 26, 2019 the Company fully repaid the principal of its Terms Loans in the amount of $6.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated June 27, 2019 and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, the “Securities Act,” which we refer to as our Prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.

Overview

We are the world’s largest online marketplace for authenticated, consigned luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Over the past eight years, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure and people. We aggregate and curate unique, pre-owned luxury supply that is exclusive to The RealReal across multiple categories, including women’s, men’s, kids’, jewelry and watches, and home and art. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.

We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we provide White Glove in-home consultation and pickup, drop off at one of our eleven luxury consignment offices (“LCOs”) three of which are located in our retail stores, or complimentary shipping directly to our merchandising and fulfillment facilities. We leverage our proprietary transactional database and market insights to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, individual stock keeping unit (“single-SKU”) inventory model and merchandising operations.

The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.

•

Consignment and service revenue. When we sell goods through our online marketplace on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2019 and 2018, our overall take rate on consigned goods was 36.6% and 35.5%, respectively. In the six months ended June 30, 2019 and 2018, our overall take rate on consigned goods was 36.0% and 35.3%, respectively. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept returns from buyers after we have already remitted sale proceeds to the consignor, we take ownership of goods and retain 100% of the proceeds when the goods subsequently resell through our online marketplace.

We generate revenue from orders processed through our website, mobile app, LCOs, and three retail stores located in New York and Los Angeles. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of approximately 12.7 million members as of June 30, 2019. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through June 30, 2019, we have cumulatively paid $1.1 billion in commissions to our consignors. In the three months ended June 30, 2019 and 2018, our gross merchandise value (“GMV”) was $228.5 million and $163.0 million, respectively, representing a growth rate of 40%. In the six months ended June 30, 2019 and 2018, our GMV was $452.6 million and $321.3 million, respectively, representing a growth rate of 41%. In the three months ended June 30, 2019 and 2018, our total revenue was $71.0 million and $47.0 million, respectively, representing a growth rate of 51%. In the six months ended June 30, 2019 and 2018, our total revenue was $140.2 million and $93.4 million, respectively, representing a growth rate of 50%.

Initial Public Offering

Our registration statement on Form S-1 (the “IPO Registration Statement”) related to our initial public offering (“IPO”) was declared effective on June 27, 2019 and our common stock began trading on the Nasdaq Global Select Market on June 28, 2019. Our IPO was completed on July 2, 2019 after the quarter end, in which we sold 17,250,000 shares of common stock at price to the public of $20.00 per share (including shares subject to the exercise of the underwriters’ over-allotment option). As a result, our condensed financial statements as of June 30, 2019 and for the period then-ended do not reflect the sale by us of an aggregate of 17,250,000 shares in the completion of our IPO for aggregate net proceeds to us of approximately $320.9 million, after underwriting discounts and commissions.

Factors Affecting Our Performance

To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we focus on the factors described below. While each of these factors presents significant opportunity for our business, collectively, they also pose important challenges that we must successfully address in order to sustain our growth, improve our operating results and achieve and maintain our profitability.

Supply and Demand

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. In the three months ended June 30, 2019 consignors consigned approximately 0.9 million items on our online marketplace, a 46% increase over the three months ended June 30, 2018.  In the six months ended June 30, 2019 consignors consigned approximately 1.6 million items on our online marketplace, a 46% increase over the six months ended June 30, 2018.

We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 9.4 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales from existing consignors concurrent with growth of our consignor base. Consignors in historical cohorts continue to drive the significant majority of sales on our platform. The percentage of GMV from repeat consignors in the three and six months ended June 30, 2019 was 81% as compared to 80% for both the three and six months ended June 30, 2018 periods.  If we fail to continue to attract consignors to our online marketplace or grow available supply over time, our operating results would be adversely affected.

Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. Historically, we have experienced high buyer satisfaction. The percentage of GMV from repeat buyers for the three months ended June 30, 2019 and 2018 was 83%. The percentage of GMV from repeat buyers for the six months ended June 30, 2019 was 83% compared to 82% for the six months ended June 30, 2018.

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2019, 13% of our buyers had become consignors and 53% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased merchandising and fulfillment facilities located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. The market for real estate to support operations centers such as ours is becoming increasingly competitive, and we will need to continue to secure and efficiently bring online additional capacity to support future growth. The opening of our retail stores in New York in late 2017 and Los Angeles in mid-2018 significantly contributed to the increase in operations and technology expense in 2018. We opened a second retail store in New York in May 2019 and we intend to open additional retail stores in the future. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We are also investing substantially in technology to automate our operations and support growth. While we expect our operations and technology development expenses to increase as we continue to grow, we expect such expenses to decrease as a percentage of total revenue over the longer-term.

Seasonality. We have observed trends in seasonality of supply and demand in our business that we believe will continue. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger average order value (“AOV”), and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes.

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands, except AOV and percentages)
GMV	$228,487	$162,954	$452,603	$321,332
NMV	$164,782	$115,916	$325,320	$229,263
Number of Orders	505	359	1,003	715
Take Rate	36.6%	35.5%	36.0%	35.3%
Active Buyers	492	352	492	352
AOV	$453	$453	$451	$449

GMV

GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of direct buyer incentives, shipping fees and sales tax. Buyer incentives consist of coupons or promotions that offer credits in connection with purchases on our platform. We believe this is the primary measure of the scale and growth of our online marketplace and the key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth.

NMV

NMV, or net merchandise value, represents GMV less product returns and order cancellations and directed buyer incentives. NMV includes amounts paid for both consigned goods and our inventory. We believe NMV is a useful supplemental measure of the scale and growth of our online marketplace as it is the basis for calculating consignor commissions and is therefore an important indicator of the health of our consignor ecosystem for investors. Like GMV, NMV is not a proxy for revenue or revenue growth.

Number of Orders

Number of orders means the total number of orders placed across our online marketplace in a given period. We do not reduce number of orders to reflect product returns or order cancellations.

Take Rate

Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to GAAP consignment and service revenue, excluding certain buyer incentives and shipping and subscription service revenue. The denominator is equal to the numerator plus consignor commissions. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. See the subsection titled “—Components of our Operating Results—Revenue” for further discussion of consignment and service revenue and direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. Our take rate structure is a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors start at a 55% commission (which equals a 45% take rate for us) and can earn up to a 70% commission. This tiered structure applies unless it is overridden by a commission exception.

Commission exceptions are used to incentivize our sales team, optimize supply and drive take rate changes. Examples of current commission exceptions include a flat 40% commission on all items under $145, and an 85% commission on watches over $2,500. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions. In the three and six months ended June 30, 2019 and 2018, take rate increased due to higher take rates for items under $196, partially offset by lower take rates for certain products, such as watches over $2,500, handbags over $5,000 and sneakers over $500. These take rate changes enabled us to optimize our unit economics for items under $200 while driving supply of certain higher priced products.

Active Buyers

Active buyers includes buyers who purchased goods through our online marketplace during the 12 months ended on the last day of the period presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.

Average Order Value (“AOV”)

Average order value (“AOV”) means the average value of all orders placed across our online marketplace, excluding shipping fees and sales taxes. Our focus on luxury goods across multiple categories drives a consistently high AOV. Our AOV reflects both the average price of items sold as well as the number of items per order. Our high AOV is a key driver of our operating leverage.

Adjusted EBITDA

Adjusted EBITDA means net loss before net interest expense, income tax provision, depreciation and amortization, and remeasurement of preferred stock warrant liability included in other expense, further adjusted to exclude stock-based compensation and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure.  The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA Reconciliation:
Net loss	$(26,875)	$(17,595)	$(50,097)	$(31,701)
Depreciation and amortization	3,185	2,138	5,993	4,136
Stock-based compensation	1,287	681	2,397	1,226
Compensation expense related to stock sales by current and former employees	—	—	819	—
Interest income	(610)	(81)	(1,015)	(165)
Interest expense	380	526	511	723
Other expense, net	1,706	1,279	1,987	1,387
Provision for income taxes	59	—	59	—
Adjusted EBITDA	$(20,868)	$(13,052)	$(39,346)	$(24,394)

Components of our Operating Results

Revenue

Our revenue is comprised of consignment and service revenue and direct revenue.

•

Consignment and service revenue. We generate the substantial majority of our revenue from the sale of pre-owned luxury goods through our online marketplace on behalf of consignors. For consignment sales, we retain a percentage of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations and certain buyer incentives. Additionally, we generate revenue from shipping fees we charge to buyers. We also generate service revenue from subscription fees paid by buyers for early access to products, but to date our subscription revenue has not been material.

•

Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept returns from buyers after we have already remitted sale proceeds to the consignor. As such, growth in direct sales is generally a byproduct of growth in our consignment business. We recognize direct revenue based on the gross purchase price paid by buyers, net of allowances for product returns and order cancellations and certain incentives.

Cost of Revenue

Cost of revenue consists of shipping costs, credit card fees, packaging, customer service and website hosting services. Cost of direct revenue also includes the cost of our inventory sold through our online marketplace.

Marketing

Marketing expense comprises the cost of acquiring new consignors and buyers, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs for employees engaged in these activities. We intend to increase marketing spend as we invest to drive the growth of our business. While these expenses may vary from period to period, we expect these expenses to decrease as a percentage of revenue over the longer term.

Operations and Technology

Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software development costs. As such, operations and technology expense also includes amortization of capitalized software development costs. We expect operations and technology expense to increase in future periods to support our growth, including bringing on additional merchandising and fulfillment facilities and continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

Selling, general and administrative expense is principally comprised of personnel-related costs for our sales professionals and employees involved in finance and administration. Selling, general and administrative expense also includes allocated facilities and overhead costs and professional services, including accounting and legal advisors. We expect to increase selling, general and administrative expense as we grow our infrastructure to support operating as a public company and the overall growth in our business. While these expenses may vary from period to period as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.

Income Tax Provision

Our provision for income taxes consists primarily of state minimum taxes in the United States. We have a full valuation allowance for our net deferred tax assets primarily consisting of net operating loss carryforwards, accruals and reserves. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Consignment and service revenue	$60,713	$42,178	$116,950	$83,177
Direct revenue	10,263	4,807	23,281	10,267
Total revenue	70,976	46,985	140,231	93,444
Cost of revenue:
Cost of consignment and service revenue	17,200	12,349	33,147	23,926
Cost of direct revenue	7,726	3,857	18,652	8,134
Total cost of revenue	24,926	16,206	51,799	32,060
Gross profit	46,050	30,779	88,432	61,384
Operating expenses:
Marketing	11,715	9,276	23,448	18,910
Operations and technology	34,320	22,997	65,865	44,329
Selling, general and administrative	25,355	14,377	47,674	27,901
Total operating expenses	71,390	46,650	136,987	91,140
Loss from operations	(25,340)	(15,871)	(48,555)	(29,756)
Interest income	610	81	1,015	165
Interest expense	(380)	(526)	(511)	(723)
Other expense, net	(1,706)	(1,279)	(1,987)	(1,387)
Loss before provision for income taxes	(26,816)	(17,595)	(50,038)	(31,701)
Provision for income taxes	59	—	59	—
Net loss	$(26,875)	$(17,595)	$(50,097)	$(31,701)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Consignment and service revenue	86%	90%	83%	89%
Direct revenue	14%	10%	17%	11%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of consignment and service revenue	24%	26%	24%	26%
Cost of direct revenue	11%	8%	13%	9%
Total cost of revenue	35%	34%	37%	34%
Gross profit	65%	66%	63%	66%
Operating expenses:
Marketing	17%	20%	17%	20%
Operations and technology	48%	49%	47%	47%
Selling, general and administrative	36%	31%	34%	30%
Total operating expenses	101%	99%	98%	98%
Loss from operations	(36)%	(34)%	(35)%	(32)%
Interest income	1%	0%	1%	0%
Interest expense	(1)%	(1)%	0%	(1)%
Other expense, net	(2)%	(3)%	(1)%	(1)%
Loss before provision for income taxes	(38)%	(37)%	(36)%	(34)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(38)%	(37)%	(36)%	(34)%

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Consignment and Service Revenue

Consignment and service revenue increased by $18.5 million, or 44%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $33.8 million, or 41%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. For both periods the growth in revenue was driven primarily by growth in GMV and improvement in our take rate.  Our take rate improved from 35.5% to 36.6% in the three months ended June 30, 2019 compared to the same period last year and from 35.3% to 36.0% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Take rate improved due to changes to our commission structure that yielded a higher take rate on lower-priced items. GMV growth was driven by a 40% increase in active buyers. Active buyer growth was driven by an increase in new buyers due to the combination of the effect of marketing spend and consignors becoming buyers.

Direct Revenue

Direct revenue increased by $5.5 million, or 114%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $13.0 million, or 127%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was driven in part by an increase in our owned-inventory as a result of a higher than usual volume of returns received subsequent to payments to consignors. The subsequent sale of our owned-inventory drove the increase in direct revenue in the three and six months ended June 30, 2019 both on an absolute basis and as a percent of total revenue. We expect direct revenue as a percent of total revenue to vary from period to period.

Cost of Consignment and Service Revenue

Cost of consignment and service revenue increased by $4.9 million, or 39%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $9.2 million, or 39%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase for both periods was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business.

Cost of Direct Revenue

Cost of direct revenue increased by $3.9 million, or 100%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $10.5 million, or 129%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, consistent with the increase in direct revenue.

Marketing

Marketing expense increased by $2.4 million, or 26%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and by $4.5 million, or 24%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in both periods was primarily due to increased advertising costs as we seek to grow the number of buyers and consignors using our online marketplace. As a percent of revenue, marketing expense decreased to 17% in the three and six months ended June 30, 2019 from 20% in the same periods last year, reflecting greater scale in our business and efficiency in our buyer and consignor acquisition and retention activities.

Operations and Technology

Operations and technology expense increased by $11.3 million, or 49%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Operations and technology expense increased by $21.5 million, or 49%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in both periods was primarily due to higher headcount primarily in our authentication, merchandising and technology teams and higher occupancy costs primarily due to the inclusion of our Perth Amboy fulfilment center in Q4 2018 and the opening of our Los Angeles retail store in July 2018.

As a percent of revenue, operations and technology expense decreased to 48% from 49% in the three months ended June 30, 2019 and 2018, respectively and was consistent at 47% in the six months ended June 30, 2019 and 2018. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

Selling, general and administrative expense increased by $11.0 million, or 76%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due to higher headcount in our general and administrative functions and our sales organization, higher stock compensation expense which includes the expense from the secondary sale transaction in March 2019, and higher legal and consulting fees.

Selling, general and administrative expense increased by $19.8 million, or 71%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due to higher headcount in our sales organization and general and administrative functions, higher accounting, consulting and legal fees, and higher stock compensation expense.

As a percent of revenue, selling, general and administrative expense increased to 36% from 31% in the three months ended June 30, 2019 and 2018; respectively and to 34% from 30% in the six months ended June 30, 2019 and 2018; respectively as we invested in the growth of the sale organization and expanded our finance and administrative functions in anticipation of being a public company. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the long term.

Interest Income

Interest income increased $0.5 million, or 653%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Interest income increased $0.9 million, or 515%, in the six months ended June 30, 2019 as compared to the six  months ended June 30, 2018.The increase in both periods was due to an increase in the investments balance in 2019 from 2018.

Interest Expense

Interest expense decreased $0.1 million, or 28%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased $0.2 million, or 29%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to lower debt balances year over year offset by success fee of $0.3 million per our Term Loan agreements.

Other Expense

Other expense increased $0.4 million, or 33%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to remeasurement of the warrant liability. Other expense increased $0.6 million, or 43%, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to remeasurement of the warrant liability offset by the extinguishment of the derivative liability on conversion of the convertible notes.

Liquidity and Capital Resources

As of June 30, 2019, we had unrestricted cash, cash equivalents and short-term investments of $66.7 million and an accumulated deficit of $307.9 million. In July 2019, we received net proceeds of $320.9 million upon completion of our IPO on July 2, 2019. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In addition, proceeds from our IPO will be used to finance our operations.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. We believe our existing cash and cash equivalents and short-term investments as of June 30, 2019 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of new fulfillment centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2019	2018
Net cash (used by) provided by:
Operating activities	$(46,174)	$(28,706)
Investing activities	(182)	6,003
Financing activities	65,743	98,931
Net increase in cash, cash equivalents and restricted cash	$19,387	$76,228

Net Cash Used in Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $46.2 million, which consisted of a net loss of $50.1 million, adjusted by non-cash charges of $12.1 million and a net change of $8.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $2.6 million increase in accounts receivable driven by the timing of settlement of credit card purchases relative to year-end sales and a $2.3 million increase in inventory, partially offset by a $1.9 million decrease in accrued consignor payable and $1.8 million decrease in other accrued and current liabilities.

During the six months ended June 30, 2018, net cash used in operating activities was $28.7 million, which consisted of a net loss of $31.7 million, adjusted by non-cash charges of $7.5 million and a net change of $4.5 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $4.5 million increase in other accrued and current liabilities driven by our growth, $3.9 million increase in prepaid expenses and other current assets, a $3.9 million decrease in accrued consignor payable, and a $1.5 million increase in inventory, net.

Net Cash Used in Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $0.2 million, which consisted of $22.9 million proceeds from maturities on short-term investments partially offset by $10.0 million for purchases of property and equipment, net, including leasehold improvements, $9.2 million for purchases of short-term investments, and $3.9 million for capitalized proprietary software development costs.

During the six months ended June 30, 2018, net cash provided by investing activities was $6.0 million, which consisted of proceeds of $7.6 million from maturities on short-term investments and proceeds of $7.0 million from the sale of short-term investments, partially offset by $4.2 million for purchases of property and equipment, net, $2.2 million for purchases of short-term investments and $2.2 million for capitalized proprietary software development costs.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $65.7 million, which primarily consisted of proceeds of $69.8 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, net of issuance costs, and proceeds of $1.8 million from the exercise of stock options and warrants partially offset by $3.1 million in deferred offering costs and $2.8 million for repayment of debt.

During the six months ended June 30, 2018, net cash used in financing activities was $98.9 million which primarily consisted of proceeds of $86.6 million from the issuance of preferred stock, net of issuance costs, and proceeds of $14.3 million from the issuance of convertible notes, net of issuance costs, partially offset by $1.5 million for repayments of debt.

Contractual Obligations and Commitments

As of June 30, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

Term Loans

We are party to a loan and security agreement that includes a term loan facility, which consists of a $7.5 million term loan with a maturity date of January 1, 2020 and a $7.5 million term loan maturing at January 31, 2021 (together the “Term Loans”).

The Term Loans bear interest on the outstanding daily balance thereof at a variable annual rate equal to 0.35% above the prime rate then in effect. As of June 30, 2019 and December 31, 2018, we had $6.5 million and $9.2 million, respectively, outstanding under the Term Loans, and the associated interest rate on our debt was 5.85%. The Term Loans are secured by liens on substantially all of our present and future assets.

The Term Loans include affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional indebtedness, make investments, sell or otherwise dispose of assets, pay dividends or repurchase stock. As of June 30, 2019 and December 31, 2018, we were in compliance with all debt covenants.  On July 26, 2019, we fully repaid the principal amount of our term loans; see Notes 6 and 13 of our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires our management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Consignment and Service Revenue

We generate the majority of our revenue from consignment services for the sale of pre-owned luxury goods on behalf of consignors through our online consignment marketplace. For consignment sales, we retain a portion of the proceeds received, which we refer to as our take rate, and remit the balance to the consignors. We recognize consignment revenue upon purchase of the goods by the buyer based on our take rate, net of allowances for product returns and order cancellations and certain incentives.

We also generate revenue from shipping fees to buyers, and occasionally consignors, and have elected to treat shipping and handling activities performed after control transfers to the buyer as fulfillment activities. Accordingly, we recognized shipping fees as revenue upon purchase of the goods by the buyer. We also generate service revenue from our First Look subscription program, through which buyers pay a monthly fee for early access to our listings. Subscription fees are recognized on a monthly basis.

Certain transactions provide consignors with a material right resulting from the tiered consignor commission plan. Under this plan, the amount an individual consignor receives for future sales of consigned goods may be dependent on previous consignment sales for that consignor. Accordingly, in certain consignment transactions, a small portion of our consignment service revenue is allocated to such material right using the portfolio method, as applicable. Such material right is recorded as deferred revenue and recognized based on the pattern of exercise.

We recognize a returns reserve in the period that the related revenue is recorded based on historical experience. Historically, our estimate for returns has not varied materially from our actual returns. In the future, if we conclude that an adjustment is required due to material changes in returns activity, the returns reserve will be adjusted accordingly.

Direct Revenue

We also generate revenue from the sales of company-owned inventory. We recognize direct revenue upon purchase of the goods through our online marketplace, based on the gross purchase price net of allowances for product returns and order cancellations and certain incentives.

Stock-based Compensation

We estimate the fair value of stock options granted to employees, non-employees and directors using the Black-Scholes option-pricing model. The fair value of stock options that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. For all stock options granted to date, we calculated the expected term using the simplified method for “plain vanilla” stock option awards. We determine volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

The fair value of the shares of common stock underlying the stock options has historically been determined by our board of directors, with assistance by management and using contemporaneous third-party valuations, as there was no public market for the common stock. The fair value of our common stock is determined by considering a number of objective and subjective factors, including: the valuation of comparable companies, sales of preferred stock to unrelated third parties, secondary sale transactions, our operating and financial performance, the lack of liquidity of common stock and general and industry specific economic outlook, amongst other factors. Following the closing of our initial public offering, the fair value per share of our common stock for purposes of determining stock-based compensation will be the closing price of our common stock as reported on the applicable grant date.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which is aimed at making leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for non-public entities in fiscal years beginning after December 15, 2019. Therefore, as an “emerging growth company” as defined in the JOBS Act the new standard is effective for us beginning January 1, 2020.  We are currently evaluating the impact that this standard will have on our financial statements but we expect that it will result in a significant increase in our long-term assets and liabilities.

For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies.”

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. Such fluctuations to date have not been significant.

As of June 30, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $66.7 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings.  See “Note 10—Commitments and Contingencies” in the notes to unaudited condensed financial statements. This item should be read in conjunction with the Legal Proceedings disclosures in our final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

In November 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

We are currently involved in, and may in the future be involved in, legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matter described above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period. Regardless of final outcomes, however, any such legal proceedings may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Relating to Our Business

If we fail to generate a sufficient amount of new and recurring supply of pre-owned luxury goods by attracting and retaining consignors, our business would be harmed.

Our success depends on our ability to cost-effectively attract, retain and grow relationships with consignors, and in turn, our supply of luxury goods sold through our online marketplace. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our three retail stores, utilizing our eleven luxury consignment offices (“LCOs”), paid advertising, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press, Internet search engine results and through our partnership with Stella McCartney. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or consign as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. If we fail to attract new consignors or drive repeat consignments, our ability to grow our business would be adversely affected.

Our ability to drive growth also depends on our success in continuing to generate a high volume of consigned items from new and existing consignors. To accomplish this, we rely on our sales professionals to drive our supply of luxury goods by identifying, developing and maintaining relationships with our consignors. Our sales professionals source high-quality, coveted luxury goods from consignors through a variety of methods including White Glove consultation, meeting with potential consignors in one of our eleven LCOs or shipping consigned goods to us from remote locations. The process of identifying and hiring sales professionals with the combination of skills and attributes required in these roles can be difficult and can require significant time. In addition, competition for qualified employees and personnel in the retail industry is intense and turnover amongst our sales professionals within a few years is not uncommon. Any shortage in sales professionals or delay in identifying and hiring quality sales professionals could have a negative impact on the business. If we are not successful in attracting and retaining effective sales professionals, the quantity and quality of the luxury goods sold through our online marketplace may be negatively impacted, which would have a material adverse effect on our business and operating results.

We may not be able to attract and retain specialized personnel to effectively manage the merchandising operations required to authenticate, process and sell consigned luxury goods or identify and lease merchandising and fulfillment facilities in geographic regions that enable us to effectively scale our operations.

We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. We have rapidly increased our operations employee headcount to support the growth of our business. The market for these employees is increasingly competitive and is highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. If we fail to effectively locate, hire and retain such personnel, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.

Our ability to successfully grow our business also depends on the availability and cost of leasing additional merchandising and fulfillment facilities that meet our criteria for a geographic location with access to a large, qualified talent pool, square footage, cost and other factors. We currently have four merchandising and fulfillment facilities—one in California and three in New Jersey. Optimal space is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new merchandising and fulfillment facilities in optimal geographic locations or maintain our current merchandising and fulfillment facilities could have an adverse effect on our business and operating results.

We have a history of losses and we may not achieve or maintain profitability in the future.

We experienced net losses of $52.3 million, $75.8 million and $50.1 million in 2017, 2018 and the six months ended June 30, 2019, respectively, and as of June 30, 2019 we had an accumulated deficit of $307.9 million. We believe there is substantial opportunity for growth in our business and our market and intend to invest aggressively to capitalize on this opportunity. As a result of these investments, we expect to incur additional losses for the foreseeable future. In particular, we are making significant investments in our marketing initiatives, expanding our operations and infrastructure, developing and introducing new technologies and automation and hiring additional personnel. These efforts may be more costly than we expect and may not result in revenue growth. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

We may not be able to sustain our revenue growth rate or effectively manage growth.

Our recent revenue growth should not be considered indicative of our future performance. As we grow our business, we expect our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition or our failure to capitalize on growth opportunities. Additionally, consignors may opt to consign less with us to the extent we take steps, such as increasing our take rates, that make our online marketplace appear less attractive to them. Alternatively, the emergence of direct competitors may force us to decrease our take rates to remain competitive to attract consignors, which will have a negative impact on our financial performance.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. Continued growth could also strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. To support anticipated growth, we are committing substantial financial, operational and technical resources. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.

National retailers and brands set their own retail prices and promotional discounts on new luxury goods, which could adversely affect our value proposition to consumers.

National retailers and brands set pricing for new luxury goods. Promotional pricing by these parties may adversely affect the value of products consigned with us and our inventory, and, in turn, GMV and operating results. In order to attract buyers to our online marketplace, the prices for the pre-owned luxury goods sold through our online marketplace may need to be lowered in order to compete with these pricing strategies, which could negatively affect gross merchandise value and in turn, our revenue. We have experienced a reduction in our GMV in the past due to fluctuations in the price of new luxury goods sold by retailers and brands, and we anticipate similar reductions and fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition and operating results.

We have a relatively short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business has grown rapidly, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire and engage with new and existing consignors and buyers and grow our supply of high-quality, coveted luxury goods for sale through our online marketplace;
•	scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•	increase consignor and buyer awareness of our brand;
•	anticipate and respond to changing consignor and buyer preferences;
•	manage and improve our business processes in response to changing business needs;
•	anticipate and respond to macroeconomic changes generally, including changes in both the primary and secondary market for luxury goods;
•	effectively scale our operations while maintaining high service quality and consignor and buyer satisfaction;
•	hire and retain talented people at all levels of our business;
•	avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•	fulfill and deliver orders in a timely manner and in accordance with customer expectations, which may change over time;
•	maintain the quality of our technology and operations infrastructure;
•	develop new technology or services to enhance the consignor and buyer experience; and
•	comply with regulations applicable to our business.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results would be adversely affected.

We rely on consumer discretionary spending and may be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may negatively influence consumer spending on luxury goods include high levels of unemployment, higher consumer debt levels, reductions in net worth, and declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires. Consumer purchases of new luxury goods have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Such economic uncertainty and decrease in the rate of luxury purchases in the primary market may slow the rate at which individuals choose to consign their goods with us which could result in a decrease of items available in our online marketplace.

As an online marketplace for pre-owned luxury goods, our success depends on the accuracy of our authentication process. Failure by us to identify counterfeit goods could adversely affect our reputation, subject us to adverse publicity, and expose us to liability for the sale of counterfeit goods.

Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product, a genuine gemstone or piece of jewelry or a validated work of art. From time to time we receive counterfeit goods for consignment. While we have invested heavily in our authentication processes and we reject any goods we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is consigned to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain repeat consignors and buyers. Additionally, we may be subject to allegations that a pre-owned luxury item we sold is not authentic despite our authentication of such item. Such controversy could negatively impact our reputation and brand and harm our business and operating results.

We may not succeed in promoting and sustaining our brand, which could have an adverse effect on our business and future growth.

We believe that maintaining The RealReal brand is critical to driving consignor and buyer engagement. An important goal of our brand promotion strategy is establishing trust with our consignors and buyers. Maintaining our brand will depend largely on our ability to continue providing our consignors with service that is consistent with the level of luxury associated with the goods they are consigning and delivering value for the goods they consign, all in a timely and consistent manner. Our success depends in part on the quality of our sales professionals who represent our brand to new and existing consignors. Sales professionals cultivate relationships with our consignor base by making in-home visits to evaluate the luxury goods that our consignors want to consign. While we require that all sales professionals undergo a background check, this may not prevent illegal, improper or otherwise inappropriate actions by such employees, such as theft or physical assault, from occurring in connection with our services. Any negative publicity related to the foregoing could adversely affect our reputation and brand or public perception of our model of luxury consignment, which could negatively affect demand for our services and harm our business, financial condition and operating results.

For buyers, maintaining our brand requires that we foster trust through authentication, timely and reliable fulfillment of orders, and responsive and effective customer service. If we fail to provide consignors or buyers with the service and experience they expect, or experience consignor or buyer complaints or negative publicity about our online marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand would be harmed and our business may suffer.

Our continued growth depends on attracting new and retaining repeat buyers.

To expand our buyer base, we must appeal to and attract buyers who do not typically purchase luxury goods, who have historically purchased only new luxury goods or who used other means to purchase pre-owned luxury goods, such as traditional brick-and-mortar consignment shops, auction houses and the websites of other secondary marketplaces. We reach new buyers through television and digital advertising, other paid marketing, press coverage, referral programs, organic word of mouth and other methods of discovery, such as converting consignors to buyers. We expect to continue investing heavily in these and other marketing channels in the future and cannot be certain that these efforts will yield more buyers or be cost-effective. Moreover, new buyers may not purchase through our online marketplace as frequently or spend as much with us as historically has been the case with existing buyers. As a result, the revenue generated from new buyer transactions may not be as high as the revenue generated from transactions with our existing buyers. Failure to attract new buyers and to maintain relationships with existing buyers would adversely affect our operating results and our ability to attract and retain consignors.

We are currently, and may be in the future, party to lawsuits and other claims that are expensive and time consuming, could lead to adverse publicity, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.

We rely on the fair use doctrine when we routinely refer to third-party intellectual property, such as trademarks, on our platform. Third parties may dispute the scope of that doctrine and challenge our ability to reference their intellectual property in the course of our business. For instance, from time to time, we are contacted by companies controlling brands of goods consignors sell, demanding that we cease referencing those brands in connection with such sales, whether in advertising or on our website. We have consistently responded by reference to the holding in Tiffany (NY), Inc. v. eBay that factual use of a brand to describe and sell a used good is not false advertising. These matters have generally been resolved with no further communications, but some have resulted in litigation against us. For example, in November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

We are also at risk of claims by others that we have infringed their copyrights, trademarks or patents or improperly used or disclosed their trade secrets. In particular, third parties may allege that goods consigned to us are counterfeit or that by offering goods of a particular brand we are suggesting that we are sponsored by or affiliated with that brand. The costs of resolving any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim.

In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, ERISA and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.

Defending litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative practices or discontinue the practices. The development of alternative practices could require significant effort and expense or may not be feasible. Our business, financial condition or operating results could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

If we are unable to successfully leverage technology to automate and drive efficiencies in our operations, our business could be adversely affected.

We are building automation, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could cause interruptions in and delays to our operations which may harm our business. We are increasing our investment in technology to support these efforts but they may not be effective in driving productivity, maintaining or improving the experience for buyers and consignors or providing a positive return on investment. We have created our own purpose-built technology to operate our business, but we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, if we are unable to add automation to our operations, we may be unable to reduce the costs of processing consignments and fulfilling orders, which could cause delays in buyers receiving their purchases. Any of these outcomes could harm our reputation and our relationships with our consignors and buyers.

Our advertising activity may fail to efficiently drive growth in consignors and buyers.

Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs and we are investing heavily in these activities. These brand promotion activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

•	determine the effective creative message and media mix for advertising, marketing and promotional expenditures;
•	select the right markets, media and specific media vehicles in which to advertise;
•	identify the most effective and efficient level of spending in each market, media and specific media vehicle; and
•	effectively manage marketing costs, including creative and media expenses, to maintain acceptable consignor and buyer acquisition costs.

We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth. Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our operating results.

Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our consignor and buyer base could be adversely affected, and our business, operating results, financial condition and brand could suffer.

We may experience damage or destruction to our merchandising and fulfillment facilities or retail stores in which we store all of the consigned luxury goods we offer through our online marketplace which may materially adversely impact our business and operating results.

We store the majority of the luxury goods we offer through our online marketplace in our merchandising and fulfillment facilities in California and New Jersey, with a small portion of luxury goods offered for sale in our three retail stores. Our merchandising and fulfillment facilities are located in areas that have a history of natural disasters, such as earthquakes and severe weather events, rendering our merchandising and fulfillment facilities vulnerable to damage. Any large scale damage to or catastrophic loss of goods stored in such merchandising and fulfillment facilities or retail stores, due to natural disasters or man-made disasters such as arson or theft or otherwise would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these merchandising and fulfillment facilities, the number of carriers which provide for such insurance has declined, which has resulted in increased premiums and deductibles. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss of any or all of our merchandising and fulfillment facilities and the consigned luxury goods stored in such facilities, our liabilities may exceed the maximum insurance coverage amount which would materially adversely impact our business and operating results.

We have experienced seasonal and quarterly variations in our revenue and operating results and, as a result, our quarterly results may fluctuate and could be below expectations.

Our business is seasonal and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter as a result of the holiday season and seasonal promotions. We expect this to continue in the future. In anticipation of increased activity during the fourth quarter, we incur significant additional expenses, including additional marketing and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. At peak periods, there could also be further delays in processing consigned goods or fulfilling buyer orders, which could lead to lower consignor and/or buyer satisfaction. As a result of increased expenses or delays in shipping, if we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our fourth quarter operating results, including disruptions in our consignors’ willingness to consign or unfavorable economic conditions, or adverse weather could have a disproportionate effect on our operating results for our entire fiscal year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and may cause a shortfall in revenue related to expenses in a given period, which could substantially harm our business, operating results and financial condition.

Our industry is highly competitive and if we do not compete effectively our operating results could be adversely affected.

The resale market for luxury goods is highly competitive. We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. We believe our ability to compete depends on many factors within and beyond our control, including:

•	engaging and enhancing our relationships with existing consignors and buyers and attracting new consignors and buyers;
•	further developing our data science capabilities;
•	maintaining favorable brand recognition and effectively delivering our online marketplace to consignors and buyers;
•	identifying and delivering authentic luxury goods;
•	maintaining and increasing the amount, diversity and quality of brands and luxury goods that we or our competitors offer;
•	our ability to expand the categories of luxury goods our consignors consign and sell;
•	the price at which consigned, authenticated luxury goods through our online marketplace are offered;
•	the speed and cost at which we can authenticate and make available consigned luxury goods and deliver purchased goods to our buyers; and
•	the ease with which our consignors and buyers can consign, purchase and return goods.

Failure to adequately meet these demands may cause us to lose potential consignors and buyers which could harm our business.

Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, faster shipping times, lower-cost shipping, larger databases, greater financial, marketing, institutional and other resources and larger buyer bases than we do. As the market evolves, competitors may emerge. For example, Farfetch Ltd recently announced the launch of a new consignment service. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, acquire consignors at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior. These competitors may engage in more extensive research and development efforts, enter the business of online luxury consignment, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger consignor or buyer bases or generate revenue from their existing buyer bases more effectively than we do. If we fail to compete effectively, our business and operating results may be adversely affected.

We rely on third parties to host our website and mobile app and to process payments made by buyers or to consignors on our online marketplace. Any significant disruption in service provided by, or termination of our relationship with, such third parties could damage our reputation and result in loss of buyers and consignors, which would harm our business and results of operations.

Our brand and ability to attract and retain consignors and buyers depends in part on the reliable performance of our network infrastructure and content delivery process. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints which could affect the availability of services on our platform and prevent or inhibit the ability of buyers to access our online marketplace or complete purchases on our website and app. We currently host our platform and support our operations using Amazon Web Services (“AWS”). We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. The continuing and uninterrupted performance of our online marketplace is critical to our success. Volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during a Black Friday promotion and generally during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high volume time. We also use Google services for our business emails, file storage and communications. Any disruption or failure in the services we receive from Google could harm our ability to run our business.

We rely on third-party payment processors to process payments made by buyers or to consignors on our online marketplace. If our third-party payment processors terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments, make payments to consignors or conduct other payment transactions, any of which could make our platform less convenient and attractive and adversely affect our ability to attract and retain buyers and consignors.

We must successfully gauge and respond to changing preferences among our consignors and buyers.

Our success is in large part dependent upon our ability to anticipate and identify trends in the market for pre-owned luxury goods in a timely manner and to obtain consignments of luxury goods that address those trends. We use data science to predict consignor and buyer preferences, and there can be no assurance that our data science will accurately anticipate consignor or buyer requirements. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. We have begun to expand our offerings and the impact on our business from these new offerings is not clear as it is difficult to accurately predict consignor and buyer preferences. To the extent we do not accurately predict the evolving preferences of our consignors and buyers, our ability to grow our business and our operating results would be adversely affected.

Failure to comply with applicable laws or regulations, including those relating to the sale of secondhand goods, may subject us to fines, penalties, loss of licensure, registration and approval or other governmental enforcement action.

The sale of consigned goods through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive luxury goods on consignment from numerous consignors located in all 50 U.S. states and Puerto Rico, and the goods we receive from our consignors may contain materials such as fur, python, ivory and other exotic animal product components, that are subject to regulation. Our standard consignor terms and conditions require consignors to comply with applicable laws when consigning their goods. Failure of our consignors to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.

Numerous U.S. states and municipalities, including the States of California and New York, have regulations regarding the handling of secondhand goods and licensing requirements of secondhand dealers. Such government regulations could require us to change the way we conduct business, or our buyers conduct their purchases in ways that increase costs or reduce revenues, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. We could also be subject to fines or other penalties which in the aggregate could harm our business.

Additionally, the luxury goods our consignors sell could be subject to recalls and other remedial actions and product safety, labeling and licensing concerns may require us to voluntarily remove selected goods from our online marketplace. Such recalls or voluntary removal of goods can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have a material adverse effect on our operating results.

Some of the luxury goods sold through our online marketplace on behalf of our consignors may expose us to product liability claims and litigation or regulatory action relating to personal injury, environmental or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, while all of our vendor agreements contain a standard indemnification provision, certain vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business.

We rely on third parties to drive traffic to our website, and these providers may change their algorithms or pricing in ways that could negatively impact our business, operations, financial condition and prospects.

We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new consignors and buyers and increase engagement with existing consignors and buyers. In particular, we rely on search engines, such as Google, and the major mobile app stores as important marketing channels. Search engine companies change their search algorithms periodically, and our ranking in searches may be adversely impacted by those changes. Search engine companies or app stores may also determine that we are not in compliance with their guidelines and penalize us as a result. If search engines change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add consignors and buyers to our website and apps. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.

Greater than expected product returns could have a negative impact on our revenue.

We allow buyers to return certain purchases from our website and retail stores under our return policy. We record a reserve for returns against proceeds to us from the sale of goods on our online marketplace in calculating revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions may also cause actual returns to exceed our reserve for returns. We believe adverse economic conditions in the past have resulted in an increase in our returns, and we have also experienced higher than expected returns in connection with fourth quarter holiday buying. Additionally, most of the consigned luxury goods are valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.

Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and operating results.

In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors could be the subject of hacking, social engineering, phishing attacks or other attacks. We have faced these attacks previously. Due to these or other causes, we or our vendors may suffer a data breach or other security incident, which may allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our online marketplace and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, financial condition and operating results.

We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, including our financial condition, operating results and reputation.

Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection, and our failure to comply with such laws and obligations could harm our business.

Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation in June 2018, the California Consumer Privacy Act (the “CCPA”) that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018, and it is possible that it will be amended again before it goes into effect. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, imposing stringent EU data protection requirements.

We cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing and disclosure of various types of data, including personal information, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.

Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, private claims and litigation, the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities. Any such action would be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources and likely would damage our reputation and adversely affect our business and operating results.

Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our product and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit the use and growth of our online marketplace, particularly in certain foreign countries.

If we fail to attract and retain key personnel on our executive team or to effectively manage leadership succession, our business, financial condition and operating results could be adversely impacted.

Our success depends in part on our ability to attract and retain key personnel on our executive team. Senior employees have left our company in the past and others may in the future. We often cannot anticipate such departures, and may not be able to promptly replace key leadership personnel. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer, Julie Wainwright, has unique and valuable experience from creating and leading our company from its inception through today. If she were to depart or otherwise reduce her focus on The RealReal, our business may be disrupted.

Labor-related matters, including labor disputes, may adversely affect our operations.

None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs which could materially adversely affect our business, financial condition or results of operations.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have members from outside the United States who purchase items from our online marketplace, but we have not expanded our physical operations outside the United States. If we choose to expand our physical operations internationally, we would need to adapt to different local cultures, languages, standards, laws and regulations and policies. The online marketplace consignment business model we employ may not appeal to consignors and buyers outside of the United States. Furthermore, to succeed with clients in international locations, it will be necessary to locate merchandising and fulfillment facilities in foreign markets and hire local employees in those markets, and we may have to invest in such facilities before demonstrating that we can successfully run operations outside of the United States. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	our failure to localize our luxury consignment business model, including translation into foreign languages and adaptation for local cultures and customs;
•	different buyer demand dynamics, which may make our model and the merchandise we offer less successful compared to the United States;
•	competition from local firms that understand the local market and may operate more effectively;
•

regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, import laws and regulations, custom duties, shipping of pre-owned goods from or into the U.S. or other trade restrictions or any unexpected changes thereto;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;
•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;
•	changes in a specific country’s or region’s political or economic conditions; and
•	risks resulting from changes in currency exchange rates.

If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

Our inability to replicate our business model for newer categories of consigned luxury goods in a timely and cost-effective manner may damage our business, financial condition and operating results.

Our women’s category accounted for approximately 67% of our GMV in 2018. We intend to deepen our penetration in other high-value categories such as men’s, jewelry and watches, and home and art. We continue to explore additional categories of luxury goods to serve our existing consignors and buyers and to attract new consignors and buyers. These additional category offerings may not have the same success, or gain traction with consignors and buyers as quickly, as our women’s offerings. If these additional categories of pre-owned luxury goods are not accepted by our existing consignors or buyers, or if such categories do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in these additional categories, and these categories of goods may also have a different range of margin profiles than the goods currently sold through our online marketplace. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face greater competition in specific categories from companies that are more focused on these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.

Our business, including our costs and supply of consigned goods, is subject to risks associated with sourcing, processing, warehousing and shipping.

Nearly all of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. Our operating results could be negatively impacted by these fluctuations. In addition, as we expand into new categories of luxury goods, our payments to our consignors may rise relative to our existing categories, which could adversely affect our operating results.

We can make no assurance that goods we receive from consignors will be of sufficient quality or free from damage, or that such goods will not be damaged during shipping, while stored in one of our merchandising and fulfillment facilities or when shipped to buyers. While we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while in our merchandising and fulfillment facilities. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of the goods stored in our merchandising and fulfillment facilities or while shipping to buyers. If we are unable to detect and quarantine such contaminants at the time such goods are initially received in our merchandising and fulfillment facilities, some or all of the goods stored in such facilities could be contaminated. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that the luxury goods we offer on behalf of our consignors is not of high-quality or may be damaged or contain contaminants.

We could be liable for fraudulent or unlawful activities of consignors.

We may fail to prevent consignors from consigning stolen goods. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. Our form of consignor agreement includes a representation that the consignor has the necessary right and title to the goods they may consign, and we include such a rule and requirement in our terms of service prohibiting the listing of stolen or otherwise illegal products. In addition, we have implemented other protective measures to detect such products. If these measures prove inadequate, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual sale of stolen goods could harm our business. In addition, negative publicity relating to the actual or perceived listing or sale of stolen goods using our services could damage our reputation, and make our consignors and buyers reluctant to use our services. To the extent any of this occurs, it could harm our business or damage our reputation and we could face liability for such unlawful activities. Despite measures taken by us to detect stolen goods, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen goods, any resulting claims or liabilities could harm our business.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We currently rely on major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, it could negatively impact our operating results and our consignors’ and buyers’ experience. In addition, our ability to receive inbound consignments efficiently and ship luxury goods to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism and similar factors. Because of the seasonality of our business, we tend to ship more goods in the fourth quarter than any other quarter. Disruption to delivery services due to winter weather in the fourth quarter could result in delays that could adversely affect our reputation or operational results. If our goods are not delivered in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.

We may incur significant losses from fraud.

We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, claims that a consignment of a good was not authorized and that a buyer did not authorize a purchase. In addition to the direct costs of such losses, if the fraud is related to credit card transactions and becomes excessive, it could result in us paying higher fees or losing the right to accept credit cards for payment. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action or lead to expenses that could substantially impact our operating results.

Use of social media, emails and text messages may adversely impact our reputation or subject us to fines or other penalties.

We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers or others. Information concerning us or our consignors and brands, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition and prospects.

We may not accurately forecast revenue and appropriately plan our expenses.

We rely on constant replenishment of consigned goods to sustain and grow our revenue, and our revenue in a given period can be difficult to predict. Additionally, our business is affected by general economic and business conditions. A downturn in the United States or global economies may result in decreased consumer disposable income and decreased purchases. We make certain assumptions when planning our expenses based on our expected revenue. These assumptions are partly based on historical results. Because our operating expenses are relatively fixed in the short term, any failure to achieve our revenue expectations would have a direct, adverse effect on our operating results. If actual results differ from our estimates, the trading price of our common stock may be adversely affected.

If we cannot successfully protect our intellectual property, our business could suffer.

We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “The RealReal” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “therealreal.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our operating results would be adversely impacted. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.

We could be required to pay or collect sales taxes in jurisdictions in which we do not currently do so, with respect to past or future sales. This could adversely affect our business and operating results.

An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, states or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. While we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments and taxing authorities of sales tax collection obligations on out-of-state ecommerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have a materially adverse impact on our business and operating results.

Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.

The application of the income and tax laws is subject to interpretation. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals, in which case we may be subject to additional tax liabilities, possibly including interest and penalties. Furthermore, taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues. This has contributed to an increase in audit activity and stricter enforcement by taxing authorities. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and operating results.

Many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and ecommerce. U.S. federal, state and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules or regulations are amended, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our buyers or consignors, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.

Recently enacted legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 made a number of significant changes to the current U.S. federal income tax rules, including reducing the generally applicable corporate tax rate from 35% to 21%, imposing additional limitations on the deductibility of interest, placing limits on the utilization of net operating losses and making substantial changes to the international tax rules. Many of the provisions of the Tax Cuts and Jobs Act still require guidance through the issuance and/or finalization of regulations by the U.S. Department of the Treasury in order to fully assess their effect, and there may be substantial delays before such regulations are promulgated and/or finalized, increasing the uncertainty as to the ultimate effect of the Tax Cuts and Jobs Act on us and our stockholders. There also may be technical corrections legislation or other legislative changes proposed with respect to the Tax Cuts and Jobs Act, the effect of which cannot be predicted and may be adverse to us or our stockholders.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. To date, we have not undertaken an analysis of whether we have experienced a change of control that would limit our ability to use our NOLs. As a result of these rules, in the event that it is determined that we have experienced an ownership change in the past, or if we experience one or more ownership changes as a result of this offering or future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any. In addition, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset 80% of taxable income and the disallowance of NOL carryback. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation may limit our ability to use our NOLs to offset any future taxable income.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our online marketplace services, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

Our reported results of operations may be adversely affected by changes in generally accepted accounting principles.

Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly-traded company. We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

We may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose all or part of your investment.

If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. We cannot assure you that the market price of our shares will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our consignor or buyer base, the level of consignor and buyer engagement, revenue or other operating results;
•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•

any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

•

actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, price and volume fluctuations in the stock markets have affected and continue to affect many online marketplace and other technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders, including employees and service providers who obtain equity, sell or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and legal restrictions on resale lapse, the trading price of our common stock could decline. Each of our directors, executive officers and other holders of substantially all our outstanding equity securities are subject to lock-up agreements that restrict their ability to sell or transfer their shares for a period of 180 days after the date of the prospectus delivered in connection with our IPO, subject to certain exceptions. However, Credit Suisse Securities (USA) LLC and BofA Securities, Inc. may, in their sole discretion, waive the contractual lock-up before the lock-up agreements expire. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue exceeds $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

Under the JOBS Act, “emerging growth companies” can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options and warrants to purchase our shares of our common stock are exercised or options or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, purchasers of our common stock in this offering bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

Operating as a public company requires us to incur substantial costs and management attention.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company.  For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market.  We are also required to establish and maintain effective disclosure and financial controls and make changes to our corporate governance practices. Compliance with these requirements increases our legal and financial compliance costs and increases demand on our system.

Our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;
•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•	provide that directors may only be removed for cause;
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	prohibit stockholders from calling special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	restrict the forum for certain litigation against us to Delaware; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf under Delaware law, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or our bylaws, (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) or (5) any other action asserting an “internal corporate claim,” as defined in Section 115 of the DGCL, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2019, we sold an aggregate of 10,182,111 shares of our Series H preferred stock to 15 accredited investors at a purchase price of $6.8748 per share, for an aggregate purchase price of $70.0 million.

From January 1, 2019 through July 3, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 1,144,129 shares of common stock upon the exercise of options issued under our 2011 Equity Incentive Plan at a weighted average price of $1.63, for an aggregate exercise price of $1,865,860.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering, or was in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of proceeds from our IPO

On July 2, 2019, we completed our IPO, selling 17,250,000 shares of our common stock at a price of $20.00 per share (including shares subject to the underwriters’ over-allotment option) for an aggregate price of $345.0 million. The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231891), which was declared effective by the SEC on June 27, 2019.  We raised approximately $320.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $24.1 million.

Of the aggregate net proceeds from our IPO, we used $0.3 million to pay a success fee to the lender under our term loan facility and $6.5 million to fully repay our term loans as described in Note 6 of our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We will use $3.2 million to fund The RealReal Foundation, a Delaware non-profit organization formed to engage in charitable activities. We intend to use the remaining net proceeds from this offering for general corporate purposes, including working capital, operating expenses and capital expenditures. We may also use a portion of the net proceeds to acquire, invest in or obtain rights to complementary technologies, products, services or businesses. The underwriters of the offering were Credit Suisse Securities (USA) LLC, BofA Securities, Inc. and UBS Securities LLC.  No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus dated June 27, 2019 and filed with the SEC on June 28, 2019, pursuant to Rule 424(b) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*	2019 Equity Incentive Plan Stock Option Agreement and related form agreements.
10.2*	2019 Equity Incentive Plan Restricted Stock Unit Award Agreement and related form agreements.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: August 14, 2019	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: August 14, 2019	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer