Form 10-Q
period 2019-09-30
TheRealReal, Inc.
filed 2019-11-05
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 85,791,236 shares of common stock, $0.00001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	2
	Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	3
	Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of September 30, 2019 and 2018	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
Signatures		52

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE REALREAL, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$364,995	$34,393
Short-term investments	5,290	27,131
Accounts receivable	8,935	7,571
Inventory, net	13,846	10,355
Prepaid expenses and other current assets	13,071	9,696
Total current assets	406,137	89,146
Property and equipment, net	45,715	33,286
Restricted cash	—	11,234
Other assets	1,518	1,751
Total assets	$453,370	$135,417
Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,666	$5,149
Accrued consignor payable	39,870	35,259
Other accrued and current liabilities	42,548	41,956
Long-term debt, current portion	—	5,990
Total current liabilities	88,084	88,354
Long-term debt, net of current portion	—	3,249
Other noncurrent liabilities	8,050	7,304
Total liabilities	96,134	98,907
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.00001 par value; no and 31,053,601 shares authorized as of September 30, 2019 and December 31, 2018, respectively; no and 31,053,601 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	151,381
Convertible preferred stock $0.00001 par value; no and 73,950,153 shares authorized as of September 30, 2019 and December 31, 2018, respectively; no and 73,724,645 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	142,819
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 and 145,467,774 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 85,759,021 and 8,593,077 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	690,365	—
Accumulated comprehensive income (loss)	1	(25)
Accumulated deficit	(333,131)	(257,665)
Total stockholders’ equity (deficit)	357,236	(257,690)
Total liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit)	$453,370	$135,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Consignment and service revenue	$69,790	$45,744	$186,740	$128,921
Direct revenue	10,695	6,095	33,976	16,362
Total revenue	80,485	51,839	220,716	145,283
Cost of revenue:
Cost of consignment and service revenue	19,446	13,157	52,593	37,083
Cost of direct revenue	8,811	5,352	27,464	13,486
Total cost of revenue	28,257	18,509	80,057	50,569
Gross profit	52,228	33,330	140,659	94,714
Operating expenses:
Marketing	13,390	10,624	36,838	29,534
Operations and technology	37,407	28,257	103,271	72,586
Selling, general and administrative	28,436	16,325	76,110	44,226
Total operating expenses	79,233	55,206	216,219	146,346
Loss from operations	(27,005)	(21,876)	(75,560)	(51,632)
Interest income	1,902	437	2,918	602
Interest expense	(60)	(204)	(572)	(927)
Other expense, net	(119)	(205)	(2,106)	(1,592)
Loss before provision for income taxes	(25,282)	(21,848)	(75,320)	(53,549)
Provision (benefit) for income taxes	(8)	37	51	37
Net loss	$(25,274)	$(21,885)	$(75,371)	$(53,586)
Accretion of redeemable convertible preferred stock to redemption value	$—	$(3,200)	$(3,355)	$(5,651)
Net loss attributable to common stockholders	$(25,274)	$(25,085)	$(78,726)	$(59,237)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(3.00)	$(2.28)	$(7.12)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	84,634,956	8,349,403	34,556,485	8,321,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(25,274)	$(21,885)	$(75,371)	$(53,586)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(4)	(8)	26	(2)
Comprehensive loss	$(25,278)	$(21,893)	$(75,345)	$(53,588)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		'Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2017	12,956,724	$50,367	69,834,789	$122,990	8,287,983	$—	$4,591	$(6)	$(181,571)	$(176,986)
Accretion of redeemable convertible preferred stock to redemption value	—	1,109	—	—	—	—	(1,109)	—	—	(1,109)
Issuance of common stock upon exercise of options	—	—	—	—	18,621	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	—	—	545	—	—	545
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(14,106)	(14,106)
Balance as of March 31, 2018	12,956,724	51,476	69,834,789	122,990	8,306,604	—	4,066	—	(195,677)	(191,611)
Issuance of Series G redeemable convertible preferred stock upon conversion of notes, net of issuance costs of $190	1,067,550	5,452	—	—	—	—	—	—	—	—
Issuance of Series G convertible preferred stock upon conversion of notes, net of issuance costs of $355	—	—	1,997,709	10,202	—	—		—	—	—
Loss on extinguishment of convertible notes	—	—	—	—	—	—	(370)	—	—	(370)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $3,360	17,029,327	86,640	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,342	—	—	—	—	(1,342)	—	—	(1,342)
Issuance of common stock upon exercise of options	—	—	—	—	17,502	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	—	—	681	—	—	681
Net loss	—	—	—	—	—	—	—	—	(17,595)	(17,595)
Balance as of June 30, 2018	31,053,601	144,910	71,832,498	133,192	8,324,106	—	3,059	—	(213,272)	(210,213)
Issuance of Series G convertible preferred stock, net of issuance costs of $373			1,892,147	9,627	—	—	—	—		—
Accretion of redeemable convertible preferred stock to redemption value	—	3,200	—	—	—	—	(3,200)	—		(3,200)
Compensation expense related to stock sales by current and former employees							847			847
Issuance of common stock upon exercise of options	—	—	—	—	124,083	—	194	—	—	194
Stock-based compensation expense	—	—	—	—	—	—	740	—		740
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—		(21,885)	(21,885)
Balance as of September 30, 2018	31,053,601	$148,110	73,724,645	$142,819	$8,448,188	$—	$1,640	$(8)	$(235,157)	$(233,525)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2018	31,053,601	$151,381	73,724,645	$142,819	8,593,077	$—	$—	$(25)	$(257,665)	$(257,690)
Issuance of Series H redeemable convertible preferred stock net of issuance costs of $86	6,350,345	43,572	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock net of issuance costs of $63	—	—	3,831,766	26,279	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	3,355	—	—	—	—	(3,260)	—	(95)	(3,355)
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	819	—	—	819
Issuance of common stock upon exercise of options	—	—	—	—	739,053	—	1,319	—	—	1,319
Issuance of common stock upon exercise of warrants	—	—	—	—	4,935	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	—	—	1,109	—	—	1,109
Other comprehensive income	—	—	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	—	—	(23,222)	(23,222)
Balance as of March 31, 2019	37,403,946	198,308	77,556,411	169,098	9,337,065	—	—	3	(280,982)	(280,979)
Additional issuance costs for Series H redeemable convertible preferred stock (total issuance costs of $166)	—	(80)	—	—	—	—	—	—	—	—
Reallocation of issuance costs for Series H convertible preferred stock (total issuance costs of $59)	—	—	—	4	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	358,459	1	422	—	—	423
Issuance of common stock upon exercise of warrants	—	—	—	—	5,742	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	—	—	1,287	—	—	1,287
Other comprehensive income	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(26,875)	(26,875)
Balance as of June 30, 2019	37,403,946	198,228	77,556,411	169,102	9,701,266	1	1,729	5	(307,857)	(306,122)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,403,946)	(198,228)	—	—	19,585,426	—	198,228	—	—	198,228
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	(77,556,411)	(169,102)	38,778,180	—	169,102	—	—	169,102
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	—	2,710	—	—	2,710
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,428	—	—	—	—	17,250,000	—	315,422	—	—	315,422
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—		—	—	1,969	—	(20)	—		(20)
Issuance of common stock upon exercise of options	—	—	—	—	352,638	—	674	—	—	674
Issuance of common stock for cashless exercise of warrants	—	—	—	—	89,542	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,520	—	—	2,520
Other comprehensive loss	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	(25,274)	(25,274)
Balance as of September 30, 2019	—	$—	—	$—	85,759,021	$1	$690,365	$1	$(333,131)	$357,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(75,371)	$(53,586)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,537	6,489
Stock-based compensation expense	4,916	1,966
Change in fair value of convertible note derivative liability	—	1,248
Bad debt expense	1,208	609
Compensation expense related to stock sales by current and former employees	819	847
Change in fair value of convertible preferred stock warrant liability	2,100	388
Accrued interest on convertible notes	—	223
Accretion of unconditional endowment grant liability	70	85
Accretion of debt discounts	11	104
Amortization of premiums on short-term investments	38	27
Changes in operating assets and liabilities:
Accounts receivable	(2,572)	(2,854)
Inventory, net	(3,491)	(1,607)
Prepaid expenses and other current assets	(3,375)	(10,060)
Other assets	136	445
Accounts payable	1,394	2,752
Accrued consignor payable	4,611	1,537
Other accrued and current liabilities	494	10,000
Other noncurrent liabilities	1,356	1,762
Net cash used in operating activities	(58,119)	(39,625)
Cash flow from investing activities:
Purchases of short-term investments	(12,169)	(24,237)
Proceeds from maturities of short-term investments	33,998	7,600
Proceeds from sale of short-term investments	—	7,023
Capitalized proprietary software development costs	(6,670)	(4,204)
Purchases of property and equipment	(16,111)	(8,781)
Net cash used in investing activities	(952)	(22,599)
Cash flow from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	315,486	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	43,492	86,640
Proceeds from issuance of convertible preferred stock, net of issuance costs	26,283	9,627
Proceeds from issuance of convertible notes, net of issuance costs	—	14,273
Proceeds from exercise of stock options and common stock warrants	2,448	257
Taxes paid related to net share settlement of equity awards	(20)	—
Issuance cost paid related to conversion of convertible notes	—	(545)
Repayment of debt	(9,250)	(2,750)
Net cash provided by financing activities	378,439	107,502
Net increase in cash, cash equivalents and restricted cash	319,368	45,278
Cash, cash equivalents, and restricted cash
Beginning of period	45,627	20,660
End of period	$364,995	$65,938

Supplemental disclosures of cash flow information
Cash paid for interest	$532	$488
Cash paid for income taxes	—	35
Supplemental disclosures of non-cash investing and financing activities
Issuance of convertible preferred stock upon extinguishment of convertible notes	—	10,557
Issuance of redeemable convertible preferred stock upon extinguishment of convertible notes	—	5,642
Accretion of redeemable convertible preferred stock to redemption value	3,355	5,651
Loss on extinguishment of convertible notes	—	370
Purchases of property and equipment included in accounts payable	(877)	(767)
Deferred offering costs in accounts payable and accrued liabilities	28	—
Conversion of convertible preferred stock warrants in connection with IPO	2,710	—
Conversion of redeemable convertible preferred stock in connection with IPO	198,228	—
Conversion of convertible preferred stock in connection with IPO	169,102	—

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

The condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit), and cash flows for the periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended on June 28, 2019 (the “Prospectus”).

Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 27, 2019, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 28, 2019. On July 2, 2019, the Company completed its IPO, selling 15,000,000 shares of common stock at a price to the public of $20.00 per share, plus an additional 2,250,000 shares of common stock at a price to the public of $20.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $315.5 million after deducting underwriting discounts and commissions of $24.1 million and issuance costs of $5.4 million.

Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 500,000,000 shares of common stock, and 50,000,000 shares of undesignated preferred stock.

The Company recorded the conversion of 114,960,357 shares of convertible preferred stock and redeemable convertible preferred stock then outstanding into 58,363,606 shares of common stock to additional paid-in capital. All outstanding preferred stock warrants converted into an aggregate of 103,563 common stock warrants.

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

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three or nine months ended September 30, 2019 and 2018.

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

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan totaling $3.4 million as of September 30, 2019 and $2.7 million as of December 31, 2018, which are recognized as revenue using a portfolio approach based on the pattern of exercise and certain unredeemed site credits, which were immaterial as of September 30, 2019 and December 31, 2018. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year.

Cost of Revenue

Cost of revenue for consignment and services and direct revenue consist of shipping costs, credit card fees, packaging, customer service and website hosting services. Cost of direct revenue also includes the cost of goods sold.

Stock-based Compensation

Stock-based compensation expense related to employees is measured based on the grant-date fair value of the awards. Compensation expense is recognized in the statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and accounts for forfeitures as they occur. The fair value of restricted stock units (“RSUs”) is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock.

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

Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. As of September 30, 2019 and December 31, 2018, the Company had letters of credit outstanding and collateral accounts in the amounts of zero and $11.2 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$364,995	$54,704
Restricted cash	—	11,234
Total cash, cash equivalents and restricted cash	$364,995	$65,938

Inventory, Net

Inventory primarily consists of finished goods arising from goods returned after the consignor has been paid, upon which the Company assumes the title to the goods until it is resold and recognizes it as inventory in an amount equal to that paid to the consignor. The Company also periodically purchases finished goods directly from vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value.

The inventory reserve, which reduces inventory on the balance sheets, was $1.4 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

Convertible Preferred Stock Warrant Liability

The Company issued convertible preferred stock warrants in conjunction with the issuance of debt. Such warrants were recorded as other noncurrent liabilities on the balance sheets at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other expense, net. The Company continued to remeasure these warrants until the earlier of the expiration, exercise or conversion of the convertible preferred stock warrants into common warrants, which occurred upon the completion of the IPO on July 2, 2019. In connection with the completion of the IPO, the convertible preferred stock warrants automatically converted into common stock warrants. Upon conversion of the convertible preferred stock warrants, the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

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

As of September 30, 2019 and December 31, 2018, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and nine months ended September 30, 2019 and 2018.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), which will change how to recognize, measure, present and make disclosures about certain financial assets and financial liabilities. Under this standard, if an entity designates a financial liability under the fair value option in accordance with ASC 825, the entity shall measure the financial liability at fair value with qualifying changes in fair value recognized in net income. The entity shall present separately in other comprehensive loss the portion of the total change in the fair value of the liability that results from a change in the instrument-specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for non-public entities in fiscal years beginning after December 15, 2019 and interim periods in fiscal years beginning after December 15, 2020. Therefore, as an “emerging growth company” as defined in the JOBS Act, the new standard is effective for the Company beginning January 1, 2020.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company is currently evaluating the impact that this standard will have on its financial statements but expects that it will result in a significant increase in its long-term assets and liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the Company’s adoption date of ASC 606. The Company does not expect the adoption of this standard to have a material impact on the operating results.

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

Note 3. Cash, Cash Equivalents and Short-Term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$119,130	$—	$—	$119,130
Money market fund	231,865	—	—	231,865
Corporate bonds	2,000	—	—	2,000
Reverse repurchase agreements	12,000	—	—	12,000
Total cash and cash equivalents	$364,995	$—	$—	$364,995
Short-term investments:
U.S. corporate bonds	$2,282	$1	—	$2,283
International corporate bonds	3,007	—	—	3,007
Total short-term investments	$5,289	$1	$—	$5,290

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$10,253	$—	$—	$10,253
Money market fund	140	—	—	140
Reverse repurchase agreements	24,000	—	—	24,000
Total cash and cash equivalents	$34,393	$—	$—	$34,393
Short-term investments:
U.S. corporate bonds	$21,184	$—	$(19)	$21,165
International corporate bonds	5,972	—	(6)	5,966
Total short-term investments	$27,156	$—	$(25)	$27,131

As of September 30, 2019 and December 31, 2018, the contractual maturity for the short-term investments is less than one year. For the three and nine months ended September 30, 2019 and 2018, the Company recognized no material realized gains or losses on short-term investments.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$231,865	$—	$—	$231,865
Corporate bonds	—	2,000	—	2,000
Reverse repurchase agreements	—	12,000	—	12,000
Total cash equivalents	$231,865	$14,000	$—	$245,865
Short-term investments:
U.S. corporate bonds	$—	$2,283	$—	$2,283
International corporate bonds	—	3,007	—	3,007
Total short-term investments	$—	$5,290	$—	$5,290
Total assets	$231,865	$19,290	$—	$251,155

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$140	$—	$—	$140
Reverse repurchase agreements	—	24,000	—	24,000
Total cash equivalents	$140	$24,000	$—	$24,140
Short-term investments:
U.S. corporate bonds	$—	$21,165	$—	$21,165
International corporate bonds	—	5,966	—	5,966
Total short-term investments	$—	$27,131	$—	$27,131
Total assets	$140	$51,131	$—	$51,271
Liabilities
Convertible preferred stock warrant liability	$—	$—	$610	$610
Total liabilities	$—	$—	$610	$610

The fair value of the convertible preferred stock warrant liability on the date of issuance and each re-measurement date was estimated using the Black‑Scholes option pricing model.  Inputs used to determine the estimated fair value as of each valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following table presents a rollforward of the fair value of the level 3 liabilities recorded at fair value at September 30, 2019 (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of December 31, 2018	$610
Changes in estimated fair value	2,100
Reclass to additional paid-in capital upon conversion to common stock warrants	(2,710)
Balance as of September 30, 2019	$—

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Proprietary software	$20,721	$14,052
Furniture and equipment	18,463	12,665
Automobiles	521	346
Leasehold improvements	34,954	25,702
	74,659	52,765
Less: accumulated depreciation and amortization	(28,944)	(19,479)
Property and equipment, net	$45,715	$33,286

Depreciation and amortization expense on property and equipment was $3.5 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $9.5 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Returns reserve	$12,163	$14,311
Accrued compensation	8,134	8,078
Site credit liability	5,612	4,700
Accrued sales tax and other taxes	4,703	4,476
Deferred revenue	3,582	3,184
Accrued marketing and outside services	4,963	4,152
Other	3,391	3,055
Other accrued and current liabilities	$42,548	$41,956

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

The Eighth Amendment and Ninth Amendment required the Company to pay a combined success fee of $0.3 million upon (1) any sale or licensing of all or substantially all of the Company’s assets, (2) any change in control of the Company, or (3) an initial public offering of the Company’s equity securities. The Ninth Amendment also required the Company to pay an additional success fee of $0.1 million upon the sale or issuance of the Company’s equity securities or subordinated debt securities for net cash proceeds of at least $50.0 million on or prior to June 30, 2018. The Company paid the $0.1 million success fee upon the Series G convertible preferred stock financing in June 2018 and the $0.3 million success fee related to its IPO in July 2019.

The Tenth and Twelfth Amendments adjusted and waived certain covenant violations which were subsequently amended and met. The Eleventh Amendment provided an additional letter of credit of $1.5 million for corporate credit cards with a maturity date of August 1, 2019.

On July 26, 2019 the Company fully repaid the principal of its Terms Loans in the amount of $6.5 million.  With the repayment of the term loans, the Company was no longer subject to debt covenants as of September 30, 2019. During the three months ended, September 30, 2019 and 2018, the Company recorded interest expense related to the Term Loans of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense related to the Term Loans of $0.6 million and $0.5 million, respectively.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All convertible Preferred Stock Warrants were converted to common stock warrants and exercised through net share settlement in July 2019.  No warrants were outstanding as of September 30, 2019.

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

During the nine months ended September 30, 2018 the Company recognized $0.2 million of interest expense and an expense of $1.2 million related to the change in fair value of the Convertible Notes embedded derivative liability, which was included in other expense, net in the statements of operations.

Note 8. Convertible Preferred Stock and Redeemable Convertible Preferred Stock

On July 2, 2019 and immediately prior to the completion of the IPO, all outstanding shares of convertible preferred stock and redeemable convertible preferred stock then outstanding converted into 58,363,606 shares of common stock. The carrying value of the redeemable convertible preferred stock was accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method. The Company determined that redemption of the redeemable convertible preferred stock was not probable and as such, did not record any additional accretion after March 31, 2019.

At December 31, 2018, convertible preferred stock and redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

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

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period.    The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense.  As of September 30, 2019, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 1,750,000 shares.  No offering period started during the three months ended September 30, 2019 and thus there was no activity associated with the plan for the three or nine months ended September 30, 2019.

Stock-based Compensation

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketing	$145	$42	$287	$115
Operations and technology	1,098	239	2,064	775
Selling, general and administrative	1,277	459	2,565	1,076
Total	$2,520	$740	$4,916	$1,966

The amounts presented in the above table exclude compensation expense related to the stock sales by current and former employees.  In September 2018, executives of the Company sold an aggregate of 432,270 shares of the Company’s common stock at a price of $9.0902 per share for an aggregate amount of $3.9 million to certain of the Company’s existing investors. The Company determined that the purchase price was in excess of the fair value of such shares. As a result, during the year ended December 31, 2018, the Company recorded the excess of the purchase price above fair value of $0.8 million as compensation expense within selling, general and administrative in the statements of operations and a corresponding credit to additional paid-in capital.

Additionally, in March 2019, executives of the Company sold an aggregate of 382,477 shares of the Company’s common stock at a price of $12.72 per share for an aggregate amount of $4.9 million to certain of the Company’s existing investors. The Company determined that the purchase price was in excess of the fair value of such shares. As a result, during the three months ended March 31, 2019, the Company recorded the excess of the purchase price above fair value of $0.8 million as compensation expense within selling, general and administrative in the statement of operations and a corresponding credit to additional paid-in capital.

Note 10. Commitments and Contingencies

Leases

The Company leases its corporate offices, retail spaces and merchandising and fulfillment facilities under various noncancelable operating leases with terms ranging from one year to eleven years. Rent expense from operating leases totaled $4.8 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively and $13.4 million and $6.9 million for the nine months ended September 30, 2019 and 2018, respectively. The current portion of deferred rent was $0.8 million as of September 30, 2019 and is included in other accrued and current liabilities on the balance sheets. The noncurrent portion of deferred rent was $6.8 million as of September 30, 2019 and is included in other noncurrent liabilities on the balance sheets.

As of September 30, 2019, the Company’s future minimum lease payments under the noncancelable leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$4,728
2020	19,439
2021	19,455
2022	16,733
2023	15,539
Thereafter	64,537
Total future minimum payments	$140,431

Noncancelable Purchase Commitments

The Company has commitments for cloud services and other items in the ordinary course of business with varying expiration terms through 2021.  As of September 30, 2019, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Prospectus.

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

Interest expense related to the accretion of the grant liability was not material in the three and nine months ended September 30, 2019 and 2018.  As of September 30, 2019, the outstanding liability was $0.9 million, of which $0.4 million is included in other accrued and current liabilities on the balance sheets and $0.5 million is included in other noncurrent liabilities on the balance sheets.

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

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the

Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.  The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

On September 11, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. A second purported class action was filed in Marin County Superior Court on September 16, 2019 and a third purported action was filed in Marin County Superior Court on October 7, 2019. The complaints each allege claims under the Securities Act of 1933, as amended (“Securities Act”) on behalf of a purported class of those who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements regarding certain of the Company’s key financial and operating metrics at the time of the IPO.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  Plaintiff in the San Mateo action voluntarily dismissed that case in order to re-file in Marin County Superior Court and the cases are in the process of being coordinated before the Marin County Superior Court. While the Company intends to vigorously defend against this consolidated litigation, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

Note 12. Net Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to common stockholders	$(25,274)	$(25,085)	$(78,726)	$(59,237)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	84,634,956	8,349,403	34,556,485	8,321,296
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(3.00)	$(2.28)	$(7.12)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2019	2018
Convertible preferred stock	—	36,862,298
Redeemable convertible preferred stock	—	16,410,256
Options to purchase common stock	9,417,490	8,628,662
Restricted stock units	551,549	—
Warrants to purchase convertible preferred stock	—	103,563
Warrant to purchase common stock	—	67,974
Total	9,969,039	62,072,753

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

We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we provide White Glove in-home consultation and pickup, drop off at one of our nine luxury consignment offices (“LCOs”) three of which are located in our retail stores, or complimentary shipping directly to our merchandising and fulfillment facilities. We leverage our proprietary transactional database and market insights to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, individual stock keeping unit (“single-SKU”) inventory model and merchandising operations.

The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.

•

Consignment and service revenue. When we sell goods through our online marketplace on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2019 and 2018, our overall take rate on consigned goods was 36.8% and 36.4%, respectively. In the nine months ended September 30, 2019 and 2018, our overall take rate on consigned goods was 36.3% and 35.7%, respectively. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept returns from buyers after we have already remitted sale proceeds to the consignor, we take ownership of goods and retain 100% of the proceeds when the goods subsequently resell through our online marketplace.

We generate revenue from orders processed through our website, mobile app, LCOs, and three retail stores located in New York and Los Angeles. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of approximately 14.0 million members as of September 30, 2019. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through September 30, 2019, we have cumulatively paid $1.2 billion in commissions to our consignors. In the three months ended September 30, 2019 and 2018, our gross merchandise value (“GMV”) was $252.8 million and $170.9 million, respectively, representing a growth rate of 48%. In the nine months ended September 30, 2019 and 2018, our GMV was $705.4 million and $492.3 million, respectively, representing a growth rate of 43%. In the three months ended September 30, 2019 and 2018, our total revenue was $80.5 million and $51.8 million, respectively, representing a growth rate of 55%. In the nine months ended September 30, 2019 and 2018, our total revenue was $220.7 million and $145.3 million, respectively, representing a growth rate of 52%.

Initial Public Offering

Our registration statement on Form S-1 (the “IPO Registration Statement”) related to our initial public offering (“IPO”) was declared effective on June 27, 2019 and our common stock began trading on the Nasdaq Global Select Market on June 28, 2019. Our IPO was completed on July 2, 2019, in which we sold 17,250,000 shares of common stock at price to the public of $20.00 per share (including shares subject to the exercise of the underwriters’ over-allotment option) for aggregate net proceeds to us of approximately $315.5 million, after underwriting discounts, commissions and issuance costs.

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

Supply and Demand

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 11.5 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales from existing consignors concurrent with growth of our consignor base. Consignors in historical cohorts continue to drive the significant majority of sales on our platform. The percentage of GMV from repeat consignors in the three and nine months ended September 30, 2019 was 81% as compared to 80% for both the three and nine months ended September 30, 2018 periods.  If we fail to continue to attract consignors to our online marketplace or grow available supply over time, our operating results would be adversely affected.

Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. Historically, we have experienced high buyer satisfaction. The percentage of GMV from repeat buyers for the three months ended September 30, 2019 was 82% compared to 83% for the three months ended September 30, 2018. The percentage of GMV from repeat buyers for the nine months ended September 30, 2019 and 2018 was 82%.

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of September 30, 2019, 13% of our buyers had become consignors and 54% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

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

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands, except AOV and percentages)
GMV	$252,766	$170,923	$705,358	$492,255
NMV	$186,617	$123,550	$511,937	$352,813
Number of Orders	577	409	1,581	1,124
Take Rate	36.8%	36.4%	36.3%	35.7%
Active Buyers	543	379	543	379
AOV	$438	$418	$446	$439

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

NMV

NMV, or net merchandise value, represents GMV less product returns and order cancellations and direct buyer incentives. NMV includes amounts paid for both consigned goods and our inventory. We believe NMV is a useful supplemental measure of the scale and growth of our online marketplace as it is the basis for calculating consignor commissions and is therefore an important indicator of the health of our consignor ecosystem for investors. Like GMV, NMV is not a proxy for revenue or revenue growth.

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

Commission exceptions are used to incentivize our sales team, optimize supply and drive take rate changes. Examples of current commission exceptions include a flat 40% commission on all items under $145, and an 85% commission on watches over $2,500. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions. In the three and nine months ended September 30, 2019 and 2018, take rate increased due to higher take rates for items under $196 compared to prior year, partially offset by lower take rates for certain products, such as watches over $2,500, handbags over $5,000 and sneakers over $500. These take rate changes enabled us to optimize our unit economics for items under $200 while driving supply of certain higher priced products.

Active Buyers

Active buyers include buyers who purchased goods through our online marketplace during the 12 months ended on the last day of the period presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA Reconciliation:
Net loss	$(25,274)	$(21,885)	$(75,371)	$(53,586)
Depreciation and amortization	3,545	2,353	9,537	6,489
Stock-based compensation	2,520	740	4,916	1,966
Vendor services settlement	—	2,000	—	2,000
Compensation expense related to stock sales by current and former employees	—	847	819	847
Interest income	(1,902)	(437)	(2,918)	(602)
Interest expense	60	204	572	927
Other expense, net	119	205	2,106	1,592
Provision for income taxes	(8)	37	51	37
Adjusted EBITDA	$(20,940)	$(15,936)	$(60,288)	$(40,330)

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

Results of Operations

The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Consignment and service revenue	$69,790	$45,744	$186,740	$128,921
Direct revenue	10,695	6,095	33,976	16,362
Total revenue	80,485	51,839	220,716	145,283
Cost of revenue:
Cost of consignment and service revenue	19,446	13,157	52,593	37,083
Cost of direct revenue	8,811	5,352	27,464	13,486
Total cost of revenue	28,257	18,509	80,057	50,569
Gross profit	52,228	33,330	140,659	94,714
Operating expenses:
Marketing	13,390	10,624	36,838	29,534
Operations and technology	37,407	28,257	103,271	72,586
Selling, general and administrative	28,436	16,325	76,110	44,226
Total operating expenses	79,233	55,206	216,219	146,346
Loss from operations	(27,005)	(21,876)	(75,560)	(51,632)
Interest income	1,902	437	2,918	602
Interest expense	(60)	(204)	(572)	(927)
Other expense, net	(119)	(205)	(2,106)	(1,592)
Loss before provision for income taxes	(25,282)	(21,848)	(75,320)	(53,549)
Provision for income taxes	(8)	37	51	37
Net loss	$(25,274)	$(21,885)	$(75,371)	$(53,586)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Consignment and service revenue	87%	88%	85%	89%
Direct revenue	13%	12%	15%	11%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Cost of consignment and service revenue	24%	25%	24%	26%
Cost of direct revenue	11%	10%	12%	9%
Total cost of revenue	35%	36%	36%	35%
Gross profit	65%	64%	64%	65%
Operating expenses:
Marketing	17%	20%	17%	20%
Operations and technology	46%	55%	47%	50%
Selling, general and administrative	35%	31%	34%	30%
Total operating expenses	98%	106%	98%	101%
Loss from operations	(34)%	(42)%	(34)%	(36)%
Interest income	2%	1%	1%	0%
Interest expense	(0)%	(0)%	(0)%	(1)%
Other expense, net	(0)%	(0)%	(1)%	(1)%
Loss before provision for income taxes	(32)%	(41)%	(34)%	(38)%
Provision for income taxes	0%	0%	0%	0%
Net loss	(32)%	(41)%	(34)%	(38)%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Consignment and Service Revenue

Consignment and service revenue increased by $24.0 million, or 53%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $57.8 million, or 45%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. For both periods the growth in revenue was driven primarily by growth in GMV and improvement in our take rate.  Our take rate improved from 36.4% to 36.8% in the three months ended September 30, 2019 compared to the same period last year and from 35.7% to 36.3% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Take rate improved due to changes to our commission structure that yielded a higher take rate on lower-priced items. GMV growth was driven by a 43% increase in active buyers. Active buyer growth was driven by an increase in new buyers due to the combination of the effect of marketing spend and consignors becoming buyers.

Direct Revenue

Direct revenue increased by $4.6 million, or 75%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $17.6 million, or 108%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was driven in part by an increase in our owned-inventory as a result of a higher volume of returns received subsequent to payments to consignors. The subsequent sale of our owned-inventory drove the increase in direct revenue in the three and nine months ended September 30, 2019 both on an absolute basis and as a percent of total revenue. We expect direct revenue as a percent of total revenue to vary from period to period.

Cost of Consignment and Service Revenue

Cost of consignment and service revenue increased by $6.3 million, or 48%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $15.5 million, or 42%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase for both periods was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business.  Gross margin for the three months ended September 30, 2019 increased by 0.9% compared to the three months ended September 30, 2018 primarily due to a one-time inventory charge in 2018.  Gross margin increased by 0.6% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily attributable to an improvement in shipping costs.

Cost of Direct Revenue

Cost of direct revenue increased by $3.5 million, or 65%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $14.0 million, or 104%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, consistent with the increase in direct revenue. Gross margin for the three months ended September 30, 2019 increased by 5.4% compared to the three months ended September 30, 2018 and by 1.6% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to favorable product margins.

Marketing

Marketing expense increased by $2.8 million, or 26%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and by $7.3 million, or 25%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in both periods was primarily due to increased advertising costs as we seek to grow the number of buyers and consignors using our online marketplace.

As a percent of revenue, marketing expense decreased to 17% in the three and nine months ended September 30, 2019 from 20% in the same periods last year, reflecting greater scale in our business and efficiency in our buyer and consignor acquisition and retention activities.  These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.

Operations and Technology

Operations and technology expense increased by $9.1 million, or 32%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Operations and technology expense increased by $30.7 million, or 42%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Excluding a one-time $2.0 million settlement payment in connection with the early termination of a vendor services agreement in the three months ended September 30, 2018, operations and technology increased by $11.1 million, or 42% for the three months ended September 30, 2019 compared to three months ended September 30, 2018.  The increase in the three- and nine-months periods was primarily due to higher headcount primarily in our authentication, merchandising and technology teams and higher occupancy costs primarily due to the inclusion of our Perth Amboy fulfilment center in Q4 2018.

As a percent of revenue, operations and technology expense decreased to 46% from 55% in the three months ended September 30, 2019 and 2018, respectively and decreased to 47% from 50% in the nine months ended September 30, 2019 and 2018. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

Selling, general and administrative expense increased by $12.1 million, or 74%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due to higher headcount in our general and administrative functions and our sales organization, higher insurance premiums driven by our IPO, and higher legal and consulting fees.

Selling, general and administrative expense increased by $31.9 million, or 72%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due to higher headcount in our sales organization and general and administrative functions, higher insurance and legal fees, and higher stock compensation expense. Additionally, there were higher occupancy costs primarily due to the expansion of our LCOs and office spaces.

As a percent of revenue, selling, general and administrative expense increased to 35% from 31% in the three months ended September 30, 2019 and 2018; respectively and to 34% from 30% in the nine months ended September 30, 2019 and 2018; respectively as we invested in the growth of the sale organization and expanded our finance and administrative functions in anticipation of being a public company. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the long term.

Interest Income

Interest income increased $1.5 million, or 335%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Interest income increased $2.3 million, or 385%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in both periods was due to higher cash and investment balances associated with IPO proceeds in 2019.

Interest Expense, Net

Interest expense decreased $0.1 million, or 70%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to lower debt balances year over year. Interest expense decreased $0.4 million, or 38%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to lower debt balances year over year offset by success fee of $0.3 million per our Term Loan agreements.

Other Expense

Other expense decreased $0.1 million, or 42%, in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to remeasurement of the warrant liability as there were no warrants outstanding at September 30, 2019. Other expense increased $0.5 million, or 32%, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to remeasurement of the warrant liability offset by the extinguishment of the derivative liability on conversion of the convertible notes.

Liquidity and Capital Resources

As of September 30, 2019, we had unrestricted cash, cash equivalents and short-term investments of $370.3 million and an accumulated deficit of $333.1 million. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In addition, proceeds from our IPO will be used to finance our operations.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. We believe our existing cash and cash equivalents and short-term investments as of September 30, 2019 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2019	2018
Net cash (used by) provided by:
Operating activities	$(58,119)	$(39,625)
Investing activities	(952)	(22,599)
Financing activities	378,439	107,502
Net increase in cash, cash equivalents and restricted cash	$319,368	$45,278

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $58.1 million, which consisted of a net loss of $75.4 million, adjusted by non-cash charges of $18.7 million and a net change of $1.4 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $2.6 million increase in accounts receivable driven by the timing of settlement of credit card purchases relative to year-end sales, a $3.5 million increase in inventory, and a $3.4 million increase in prepaid expenses and other current assets partially offset by a $4.6 million increase in accrued consignor payable, a $1.4 million increase in other noncurrent liabilities, and a $1.4 million increase in accounts payable.

During the nine months ended September 30, 2018, net cash used in operating activities was $39.6 million, which consisted of a net loss of $53.6 million, adjusted by non-cash charges of $12.0 million and a net change of $2.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $10.1 million increase in prepaids expenses and other current assets, a $2.9 million increase in accounts receivable and a $1.6 million increase in inventory, net partially offset by a $10.0 million increase in other accrued and current liabilities driven by our growth, $2.8 million increase in accounts payable, a $1.8 million increase in other noncurrent liabilities and a $1.5 million increase in accrued consignor payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $1.0 million, which consisted of $34.0 million proceeds from maturities on short-term investments partially offset by $16.1 million for purchases of property and equipment, net, including leasehold improvements, $12.2 million for purchases of short-term investments, and $6.7 million for capitalized proprietary software development costs.

During the nine months ended September 30, 2018, net cash used in investing activities was $22.6 million, which consisted of proceeds of $7.6 million from maturities on short-term investments and proceeds of $7.0 million from the sale of short-term investments, partially offset by $24.2 million for purchases of short-term investments, 8.8 million for purchases of property and equipment, net, and $4.2 million for capitalized proprietary software development costs.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $378.4 million, which primarily consisted of proceeds of $315.5 million from the initial public offering, net of issuance costs, $69.8 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, net of issuance costs, and proceeds of $2.4 million from the exercise of stock options and warrants partially offset $9.3 million for repayment of debt.

During the nine months ended September 30, 2018, net cash provided by financing activities was $107.5 million which primarily consisted of proceeds of $96.3 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, net of issuance costs, and proceeds of $14.3 million from the issuance of convertible notes, net of issuance costs, partially offset by $2.8 million for repayments of debt.

Contractual Obligations and Commitments

As of September 30, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

Term Loans

We were party to a loan and security agreement that included a term loan facility, which consisted of a $7.5 million term loan with a maturity date of January 1, 2020 and a $7.5 million term loan maturing at January 31, 2021 (together the “Term Loans”).  On July 26, 2019, we fully repaid the principal amount of our term loans.

The Term Loans bear interest on the outstanding daily balance thereof at a variable annual rate equal to 0.35% above the prime rate then in effect. As of September 30, 2019 and December 31, 2018, we had zero and $9.2 million, respectively, outstanding under the Term Loans, and the associated interest rate on our debt was 5.85%. The Term Loans were secured by liens on substantially all of our present and future assets.

The Term Loans included affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional indebtedness, make investments, sell or otherwise dispose of assets, pay dividends or repurchase stock. With the repayment of the term loans, we were no longer subject to the debt covenants as of September 30, 2019. We were in compliance with all debt covenants as of December 31, 2018.

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

Stock-based Compensation

We estimate the fair value of stock options granted to employees, non-employees and directors using the Black-Scholes option-pricing model. The fair value of stock options that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. We estimate the fair value of restricted stock units based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock.

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

For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.

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

As of September 30, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $370.3 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

On September 11, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. A second purported class action was filed in Marin County Superior Court on September 16, 2019 and a third purported action was filed in Marin County Superior Court on October 7, 2019. The complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of those who acquired our stock pursuant to or traceable to the registration statement for our IPO. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements regarding certain of our key financial and operating metrics at the time of the IPO.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  Plaintiff in the San Mateo action voluntarily dismissed that case in order to re-file in Marin County Superior Court and the cases are in the process of being coordinated before the Marin County Superior Court. While we intend to vigorously defend against this consolidated litigation, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

We are currently involved in, and may in the future be involved in, legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matters described above, the resolution of all such matters will not have a material adverse effect on our consolidated financial position or liquidity, but could be material to our consolidated results of operations in any one accounting period. Regardless of final outcomes, however, any such legal proceedings may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

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

Our success depends on our ability to cost-effectively attract, retain and grow relationships with consignors, and in turn, our supply of luxury goods sold through our online marketplace. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our three retail stores, utilizing our nine luxury consignment offices (“LCOs”), paid advertising, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press, Internet search engine results and through our partnerships with Stella McCartney and Burberry. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or consign as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. If we fail to attract new consignors or drive repeat consignments, our ability to grow our business would be adversely affected.

Our ability to drive growth also depends on our success in continuing to generate a high volume of consigned items from new and existing consignors. To accomplish this, we rely on our sales professionals to drive our supply of luxury goods by identifying, developing and maintaining relationships with our consignors. Our sales professionals source high-quality, coveted luxury goods from consignors through a variety of methods including White Glove consultation, meeting with potential consignors in one of our nine LCOs or shipping consigned goods to us from remote locations. The process of identifying and hiring sales professionals with the combination of skills and attributes required in these roles can be difficult and can require significant time. In addition, competition for qualified employees and personnel in the retail industry is intense and turnover amongst our sales professionals within a few years is not uncommon. Any shortage in sales professionals or delay in identifying and hiring quality sales professionals could have a negative impact on the business. If we are not successful in attracting and retaining effective sales professionals, the quantity and quality of the luxury goods sold through our online marketplace may be negatively impacted, which would have a material adverse effect on our business and operating results.

We may not be able to attract, train and retain specialized personnel and skilled employees to effectively manage the merchandising operations required to authenticate, process and sell consigned luxury goods or identify and lease merchandising and fulfillment facilities in geographic regions that enable us to effectively scale our operations.

We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. We have rapidly increased our operations employee headcount to support the growth of our business. The market for these employees is increasingly competitive and is highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. We also provide specific training to our employees in each of our specific business functions in order to provide our consignors and buyers with a consistent luxury experience. If we fail to effectively locate, hire, train and retain such personnel, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.

Our ability to successfully grow our business also depends on the availability and cost of leasing additional merchandising and fulfillment facilities that meet our criteria for a geographic location with access to a large, qualified talent pool, square footage, cost and other factors. We currently have four merchandising and fulfillment facilities-one in California and three in New Jersey. Optimal space is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new merchandising and fulfillment facilities in optimal geographic locations or maintain our current merchandising and fulfillment facilities could have an adverse effect on our business and operating results.

We have a history of losses and we may not achieve or maintain profitability in the future.

We experienced net losses of $52.3 million, $75.8 million and $75.4 million in 2017, 2018 and the nine months ended September 30, 2019, respectively, and as of September 30, 2019 we had an accumulated deficit of $333.1 million. We believe there is substantial opportunity for growth in our business and our market and intend to invest aggressively to capitalize on this opportunity. As a result of these investments, we expect to incur additional losses for the foreseeable future. In particular, we are making significant investments in our marketing initiatives, expanding our operations and infrastructure, developing and introducing new technologies and automation and hiring additional personnel. These efforts may be more costly than we expect and may not result in revenue growth. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

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

National retailers and brands set pricing for new luxury goods. Promotional pricing by these parties may adversely affect the value of products consigned with us and our inventory, and, in turn, GMV and operating results. In order to attract buyers to our online marketplace, the prices for the pre-owned luxury goods sold through our online marketplace may need to be lowered in order to compete with these pricing strategies, which could negatively affect gross merchandise value and in turn, our revenue. We have experienced a reduction in our GMV and AOV in the past due to fluctuations in the price of new luxury goods sold by retailers and brands, and we anticipate similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict. Any of the foregoing risks could adversely affect our business, financial condition and operating results.

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

Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire and engage with new and existing consignors and buyers and grow our supply of high-quality, coveted luxury goods for sale through our online marketplace;
•	scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•	increase consignor and buyer awareness of our brand;
•	anticipate and respond to changing consignor and buyer preferences;

•	manage and improve our business processes in response to changing business needs;
•	anticipate and respond to macroeconomic changes generally, including changes in both the primary and secondary market for luxury goods;
•	effectively scale our operations while maintaining high service quality and consignor and buyer satisfaction;
•	hire, train and retain talented people at all levels of our business;
•	avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•	fulfill and deliver orders in a timely manner and in accordance with customer expectations, which may change over time;
•	maintain the quality of our technology and operations infrastructure;
•	develop new technology or services to enhance the consignor and buyer experience; and
•	comply with regulations applicable to our business.

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

Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product, a genuine gemstone or piece of jewelry or a validated work of art. From time to time, we receive counterfeit goods for consignment. While we have invested heavily in our authentication processes, and we reject any goods we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is consigned to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain repeat consignors and buyers. Additionally, we have been and may in the future be subject to public allegations that our authentication processes are inadequate. Such controversy could negatively impact our reputation and brand and harm our business and operating results.

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

On September 11, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our initial public offering in the Superior Court of the State of California in the County of San Mateo. A second purported class action was filed in Marin County Superior Court on September 16, 2019 and a third purported action was filed in Marin County Superior Court on October 7, 2019. The complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of those who acquired our stock pursuant to or traceable to the registration statement for our IPO. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements regarding certain of our key financial and operating metrics at the time of the IPO.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  Plaintiff in the San Mateo action voluntarily dismissed that case in order to re-file in Marin County Superior Court and the cases are in the process of being coordinated before the Marin County Superior Court. While we intend to vigorously defend against this consolidated litigation, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

Defending litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations. As a result, it may not cover a significant portion, or any, of the expenses we may incur or be subject to in connection with shareholder class action or other litigation to which we are party. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative practices or discontinue the practices. The development of alternative practices could require significant effort and expense or may not be feasible. Our business, financial condition or operating results could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

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

Failure to comply with applicable laws or regulations, including those relating to the sale of secondhand goods, may subject us to fines, penalties, loss of licensure, registration, facility closures and approval or other governmental enforcement action.

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

Numerous U.S. states and municipalities, including the States of California, New York and Florida, have regulations regarding the handling of secondhand goods and licensing requirements of secondhand dealers. Such government regulations could require us to change the way we conduct business, or our buyers conduct their purchases in ways that increase costs or reduce revenues, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. We could also be subject to business interruption, fines or other penalties which in the aggregate could harm our business.  To the extent we fail to comply with the local requirements for secondhand dealers, we may experience unanticipated permanent or temporary shutdowns of our facilities which may negatively affect our ability to increase the supply of our goods, result in negative publicity and subject us to penalties and fines.

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

We generally allow buyers to return certain purchases from our website and retail stores under our return policy. We record a reserve for returns against proceeds to us from the sale of goods on our online marketplace in calculating revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions may also cause actual returns to exceed our reserve for returns. We believe adverse economic conditions in the past have resulted in an increase in our returns, and we have also experienced higher than expected returns in connection with fourth quarter holiday buying. Additionally, most of the consigned luxury goods are valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.

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

•

additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” periods associated with our IPO ends;

•	hedging activities by market participants;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, price and volume fluctuations in the stock markets have affected and continue to affect many online marketplace and other technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. We have been the target of litigation associated with these fluctuations and market volatility and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business. See the risk factor entitled “We are currently, and may be in the future, party to lawsuits and other claims that are expensive and time consuming, could lead to adverse publicity, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.”

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

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who covers us, or may cover us, were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

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

As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company until the end of fiscal year 2024, although circumstances could cause us to lose that status earlier, including if our total annual gross revenue exceeds $1.07 billion, if we issue more than $1.0 billion in non-convertible debt securities during any three-year period, or if we are a large accelerated filer and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter before that time. We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Our management and other personnel divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act once we are no longer an emerging growth company. We are in the process of hiring additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

From January 1, 2019 through July 3, 2019 (the date of the filing of our registration statement on Form S-8), we issued and sold to our directors, officers, employees, consultants and other service providers an aggregate of 1,144,129 shares of common stock upon the exercise of options issued under our 2011 Equity Incentive Plan at a weighted average price of $1.63, for an aggregate exercise price of $1.9 million.

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

The RealReal, Inc.

Date: November 5, 2019	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: November 5, 2019	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer