Form 10-K
period 2019-12-31
TheRealReal, Inc.
filed 2020-03-11
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      To

Commission File Number 001-38953

The RealReal, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	45-1234222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Francisco Street Suite 600 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 435-5893

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	REAL	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $102,661,875 as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 28, 2019. Excludes an aggregate of 6,143,210 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 28, 2019.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2020 was 86,526,187.

DOCUMENTS INCORPORATED BY REFERENCE

List Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders.

Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “The RealReal,” the “Company,” “we,” “us” and “our” refer to The RealReal, Inc.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, the opening of additional retail stores in the future, the development of our automation technology, expectations for capital requirements and the use of proceeds from our initial public offering, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability;
•	our ability to effectively manage or sustain our growth and to effectively expand our operations;
•	our strategies, plans, objectives and goals;
•	the market demand for authenticated, pre-owned luxury goods and new and pre-owned luxury goods in general and the online market for luxury goods;
•	our ability to compete with existing and new competitors in existing and new markets and offerings;
•	our ability to attract and retain consignors and buyers;
•	our ability to increase the supply of luxury goods offered through our online marketplace;
•	our ability to timely and effectively scale our operations;
•	our ability to enter international markets;
•	our ability to optimize, operate and manage our merchandising and fulfillment facilities;
•	our ability to develop and protect our brand;
•	our ability to comply with laws and regulations;
•	our expectations regarding outstanding litigation;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	economic and industry trends, projected growth or trend analysis;
•	seasonal sales fluctuations;
•	our ability to add capacity, capabilities and automation to our operations; and
•	our ability to attract and retain key personnel.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

PART I

Item 1. Business.

Overview

The RealReal is the world’s largest online marketplace for authenticated, consigned luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Over the past nine years, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure and people. We aggregate and curate unique, pre-owned luxury supply that is exclusive to The RealReal across multiple categories, including women’s, men’s, kids’, jewelry and watches, and home and art. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.

The existing luxury resale market is outdated, fragmented, difficult to access and laden with counterfeit goods. Primarily due to these challenges, a vast quantity of consignable luxury goods languishes in homes, and buyers can be hesitant to purchase pre-owned luxury goods. We are transforming the luxury resale experience by addressing these challenges.

•

We provide a seamless consignment experience enabled by our proprietary technology platform and data. We leverage our proprietary technology and data analytics to provide world-class service, making consignment easy, convenient, reliable and fast. As a result, we unlock luxury supply from first-time consignors, convert consignors who typically consign at local brick-and-mortar shops to our online marketplace and drive high repeat consignment rates. We leverage data from millions of previous transactions and current market data to optimize pricing and sales velocity for our consignors.

•

We offer buyers a vast, yet curated supply of pre-owned luxury goods and instill trust in the buying process. We build trust in our buyer base by thoroughly inspecting the quality and condition of every item and putting every item through our authentication process. This trust drives repeat purchases from our buyer base and instills confidence in first-time buyers to purchase pre-owned luxury goods.

A strong network effect drives the growth of our online marketplace. As we bring more consignors onto our platform, we unlock more high-quality, luxury supply, which increases our merchandise assortment and attracts more buyers. This, in turn, increases sales velocity and commissions for our consignors. In addition, a meaningful share of our consignors become buyers and vice versa, which creates a differentiated flywheel that enhances the network effect of our online marketplace.

Unique Service Model to Unlock Pre-owned Luxury Supply

By making consignment easy, convenient, reliable and fast, we are able to unlock a vast quantity of desirable, high-quality, pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2019, approximately 81% of our GMV came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.

Our sales and service organization, as of December 31, 2019, included more than 240 luxury managers serving more than 40 major metropolitan markets in the United States and is responsible for obtaining exclusive supply for our online marketplace. Our sales professionals generate a robust pipeline of new consignors and build lasting relationships, which cannot be easily replicated. They consult on the consignment process and leverage data to advise consignors on pricing, expected selling time and market trends.

•

We deliver an end-to-end service experience. We remove friction from the consignment process by providing multiple consignment methods: White Glove in-home consultation and pickup; drop off at one of our ten luxury consignment offices, four of which are located in our retail stores; or complimentary shipping directly to our merchandising and fulfillment facilities.

•

We do the work on behalf of consignor. Once consigned items reach one of our four merchandising and fulfillment facilities, we authenticate, write the associated copy, photograph, price, sell and handle all fulfillment and returns logistics, making the consignment process seamless.

•

We generate high commissions for consignors. Our scale and global reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. Our consignors earn up to 85% in commissions and achieved an average commission rate of approximately 64% in 2019.

•

We drive rapid monetization. Our online marketplace efficiently matches supply with demand resulting in exceptional sales velocity. In 2019 and 2018, approximately 60% and 80% of the products on our online marketplace sold within 30 days and 90 days, respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in that period. In 2019 and 2018, our online marketplace sell-through ratios were 94% and 96%, respectively.

Exclusive, Authenticated Pre-owned Luxury Supply Drives Demand

We make it easy for buyers to shop our vast, yet curated selection of authenticated, pre-owned luxury goods. In 2019, we had approximately 582,000 active buyers and approximately 83% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we expect to attract new buyers and drive repeat purchases from our existing buyers.

•	We offer a seamless buying experience. Buyers access our omni-channel online marketplace through our website, mobile app and retail stores, enabling them to purchase anytime, anywhere.
•

We build trust by putting every item through our authentication process. We continue to invest and innovate in authentication.  We believe we have the most rigorous authentication process in the marketplace overseen by our highly trained gemologists, horologists, brand experts or art curators. The impact of automation and technology has dramatically changed the authentication team’s day-to-day activities, allowing them to process more products per person while also expanding the depth of our authentication process, training and quality control procedures.

•

We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2019, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.

Proprietary Technology Platform to Manage Complex Single-SKU Logistics

Technology powers all aspects of our business, including our complex, single-SKU inventory management system. Our supply comes from thousands of individual consignors across the United States. Each item we sell is a truly unique, individual stock keeping unit (“single-SKU”) and is exclusively available on our online marketplace. Given the complexity of our inventory model, we developed and continuously innovate specialized, proprietary applications to optimize inbound processes, such as authentication, copywriting, photography and photo-editing. We increasingly use our technology platform to automate pricing for goods sold through our online marketplace.

Proprietary Data and Powerful Algorithms

Our powerful data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from approximately 640 million views of items on our online marketplace in 2019 by potential buyers, which we refer to as item views, and approximately 12.8 million item sales since inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary algorithms and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.

Focus on Luxury to Expand the Market and Create a More Sustainable World

We offer important benefits to both the new and resale luxury markets, including the following:

•

We provide a gateway to luxury brands. We believe we are expanding the overall market for both new and pre-owned luxury goods, as the ability to experience and engage with luxury brands through our online marketplace results in an earlier appreciation for high-quality, well-crafted items, and inspires consumers to purchase new luxury items. As of December 31, 2019, while we had no contractual or other affiliations with luxury brands other than our partnerships with Stella McCartney and Burberry, we believe our online marketplace cultivates customer relationships for luxury brands.

•

We promote sustainability and a circular economy. We are committed to extending the lifecycle of luxury goods by promoting their recirculation, rather than creating waste. By creating a circular economy and reshaping consumer purchasing behavior, we contribute to a more sustainable world.

Authentication

We continue to invest and innovate in authentication. We believe we have the most rigorous authentication process in the marketplace. We employ more than 150 highly trained gemologists, horologists, brand experts and art curators who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. Our gemologists and horologists authenticate and inspect our fine jewelry and watches, and each piece comes with an authentication certificate. In addition, our team of fine art curators and specialists research and validate art pieces for authenticity. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are confiscated. We are working with the University of Arizona to develop proprietary technology to inspect gemstones faster and more accurately, without unmounting the stone.

Our Product Assortment

We offer a wide selection of authenticated, pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. The top-selling luxury designers on our online marketplace include Cartier, Chanel, Christian Louboutin, Gucci, Hermès, Louis Vuitton, Prada, Rolex, Tiffany & Co. and Valentino. We offer products across multiple categories including women’s, men’s, kids’, jewelry and watches, and home and art.

Gross Merchandise Value
(In Millions)

Our Retail Stores

We operate a retail store in each of West Hollywood in Los Angeles, California, Union Square in San Francisco, California, and SoHo and Upper East Side in New York, New York. Our stores are located in highly desirable, densely populated locations with strong foot traffic. For consignors, our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Our buyers experience world-class service, surrounded by a beautifully designed space, where they can shop our dynamic curation of authenticated pre-owned luxury goods across all of our categories.

We are able to leverage the investment in our retail stores to improve the growth in a given market. In 2019, our retail stores generated more than $65 million in GMV and approximately $85 million in supply. Additionally, retail stores improve unit economics by acquiring higher value buyers and consignors, increasing lifetime value and lowering return rates. We also benefit from increased brand awareness that accelerates overall market growth.

Our Sustainability Efforts

Sustainability is woven into the fabric of our business. We believe a growing awareness of the environmental impact of recirculating luxury goods significantly contributes to the appeal of consigning and purchasing on our online marketplace. Based on our survey data, approximately 50% of our consignors cite environmental impact or extending the lifecycle of luxury as key motivators for consigning with us.

Our sustainability efforts include:

•

Ellen MacArthur Foundation. We are a member of the Ellen MacArthur Foundation Circular Economy 100 USA, which connects organizations that are rejecting the traditional linear economy in favor of a self-sustaining circular economy. This network brings together a diverse set of stakeholders to encourage collaboration on issues related to sustainability. The Ellen MacArthur Foundation advised us on the methodology used to create our proprietary Sustainability Calculator, which quantifies the greenhouse gasses, energy output and water usage offset by the most popular items consigned on our platform.

•

United Nations Climate Change’s Fashion Industry Charter for Climate Action. In April 2019, we became the first company in the resale industry to join the UN Climate Change’s Fashion Industry Charter for Climate Action, which aims to limit global warming within the fashion industry and inspire climate action. The Charter endeavors to achieve a 30% reduction in carbon emissions in the fashion industry by 2030 and net-zero emissions by 2050. We are helping to create a clear path to achieve the actions outlined in the Charter by joining the Charter’s working group on promoting broader climate action.

•

National Consignment Day. We founded National Consignment Day as a national recognition day that occurs on the first Monday of October. National Consignment Day celebrates the positive impact consigning has on the environment. Each year we create a National Consignment Day campaign as an opportunity to encourage people to consign.

•

Sustainability Calculator. In 2018, we launched our Sustainability Calculator on National Consignment day as a tool to quantify the positive impact consignment has on the planet. This calculator, vetted by sustainability experts, focused solely on women’s apparel for which we have accurate fabric data and measured the impact of women’s clothing items consigned to The RealReal since inception. As of December 31, 2019, we expanded our calculator to include Men's clothing, and we estimate that consignment with The RealReal has offset 13,300 metric tons of carbon and saved 608 million liters of water since inception.

•

Carbon Neutral Pledge. In November 2019, we were the first company to take the pledge in the CEO Carbon Neutral Challenge issued by Gucci CEO Marco Bizzarri.  The RealReal has pledged to be Carbon Neutral in 2021.  To become fully carbon neutral in 2021, The RealReal has engaged third-party experts to accurately measure The RealReal’s total GHG emissions, as part of the Challenge’s guiding principles. Upon completion of measuring our total GHG emissions, we will chart a path to carbon neutrality by implementing reductions and annually offsetting emissions that can’t be eliminated.

Employees

As of December 31, 2019, we had 2,353 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our fulfillment centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Seasonality

We have observed trends in seasonality of supply and demand in our business that we believe will continue. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter. We also typically incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes.

Intellectual Property

Our intellectual property, including copyrights and trademarks, is an important component of our business. We rely on trademark, copyright, trade secrets, patents, confidentiality agreements and other practices to protect our brands, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Our principal trademark assets include the registered trademark “The RealReal” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “therealreal.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. We continually review our development efforts to assess the existence and patentability of new intellectual property and intend to pursue patent protection to the extent we believe it would be beneficial and cost-effective.

We control access to and use of our intellectual property through confidentiality procedures, non-disclosure agreements with third parties and our employment and contractor agreements. We rely on contractual provisions to protect our proprietary technology, brands and creative assets with consignors and buyers.

Corporate Information

We were incorporated in the state of Delaware in March 2011. Our principal executive offices are located at 55 Francisco Street, Suite 600, San Francisco, California 94133, and our telephone number is (855) 435-5893. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the Securities and Exchange Commission (“SEC”), as well as proxy statements filed by us, free of charge on our website at www.therealreal.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this or any other report we file with, or furnish to, the SEC, and you should not consider information on our website to be part of this or any other report we file with, or furnish to, the SEC. Such periodic reports, proxy statements and other information are also available at the SEC’s website at http://www.sec.gov.

The RealReal, Obsessions and other trademarks or service marks of The RealReal, Inc. appearing in this Annual Report are the property of The RealReal, Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Annual Report are without the ® and ™ symbols, but such references are not intended to indicate that we will not assert our rights in these trademarks, service marks and trade names.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Relating to Our Business

If we fail to generate a sufficient amount of new and recurring supply of pre-owned luxury goods by attracting and retaining consignors, our business would be harmed.

Our success depends on our ability to cost-effectively attract, retain and grow relationships with consignors, and in turn, our supply of luxury goods sold through our online marketplace. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our four retail stores, utilizing our ten luxury consignment offices (“LCOs”), paid advertising, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press, Internet search engine results and through our partnerships with Stella McCartney and Burberry. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or consign as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. In addition, a significant number of our new and existing consignors greatly prefer our White Glove consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Threats to public health, such as the novel corona virus (COVID-19), could significantly impact our consignors’ willingness to allow our sales professionals into their homes or we may determine that it is in the best interests of our sales professionals to reduce or temporarily discontinue offering our White Glove consultation method. These new and existing consignors may not be as willing, or willing at all, to utilize our other methods for consignment. If we fail to attract new consignors, drive repeat consignments or other factors impact our consignment methods, our ability to grow our business would be adversely affected.

Our ability to drive growth also depends on our success in continuing to generate a high volume of consigned items from new and existing consignors. To accomplish this, we rely on our sales professionals to drive our supply of luxury goods by identifying, developing and maintaining relationships with our consignors. Our sales professionals source high-quality, coveted luxury goods from consignors through a variety of methods including White Glove consultation, meeting with potential consignors in one of our ten LCOs or shipping consigned goods to us from remote locations. The process of identifying and hiring sales professionals with the combination of skills and attributes required in these roles can be difficult and can require significant time. In addition, competition for qualified employees and personnel in the retail industry is intense and turnover amongst our sales professionals within a few years is not uncommon. Any shortage in sales professionals or delay in identifying and hiring quality sales professionals could have a negative impact on the business. If we are not successful in attracting and retaining effective sales professionals, the quantity and quality of the luxury goods sold through our online marketplace may be negatively impacted, which would have a material adverse effect on our business and operating results.

We may not be able to attract, train and retain specialized personnel and skilled employees to effectively manage the merchandising operations required to authenticate, process and sell consigned luxury goods or identify and lease merchandising and fulfillment facilities in geographic regions that enable us to effectively scale our operations.

We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. We have rapidly increased our operations employee headcount to support the growth of our business. The market for these employees is increasingly competitive and is highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. We also provide specific training to our employees in each of our business functions in order to provide our consignors and buyers with a consistent luxury experience. If we fail to effectively locate, hire, train and retain such personnel, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.

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

We experienced net losses of $96.7 million, $75.8 million, and $52.3 million in 2019, 2018, and 2017, respectively, and as of December 31, 2019 we had an accumulated deficit of $354.5 million. We believe there is substantial opportunity for growth in our business and our market and intend to invest aggressively to capitalize on this opportunity. As a result of these investments, we expect to incur additional losses for the foreseeable future. In particular, we are making significant investments in our marketing initiatives, expanding our operations and infrastructure, developing and introducing new technologies and automation and hiring additional personnel. These efforts may be more costly than we expect and may not result in revenue growth. In addition, in connection with operating as a public company, we are incurring additional significant legal, accounting and other expenses that we did not incur as a private company. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

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

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may negatively influence consumer spending on luxury goods include high levels of unemployment, higher consumer debt levels, reductions in net worth, and declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the recent outbreak of the novel coronavirus (COVID-19). Consumer purchases of new luxury goods have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Such economic uncertainty and decrease in the rate of luxury purchases in the primary market may slow the rate at which individuals choose to consign their goods with us which could result in a decrease of items available in our online marketplace.

As an online marketplace for pre-owned luxury goods, our success depends on the accuracy of our authentication process. Failure by us to identify counterfeit goods could adversely affect our reputation, subject us to adverse publicity, and expose us to liability for the sale of counterfeit goods.

Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product, a genuine gemstone or piece of jewelry or work of art. From time to time, we receive counterfeit goods for consignment. While we continue to invest and innovate in our authentication processes, and we reject any goods we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is consigned to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain consignors and buyers. Additionally, we have been and may in the future be subject to public allegations that our authentication processes are inadequate. Such controversy could negatively impact our reputation and brand and harm our business and operating results. Any material failure or perceived failure in our authentication operations could cause buyers and consignors to lose confidence in our platform and adversely affect our revenue.

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

We rely on the fair use doctrine when we routinely refer to third-party intellectual property, such as trademarks, on our platform. Third parties may dispute the scope of that doctrine and challenge our ability to reference their intellectual property in the course of our business. For instance, from time to time, we are contacted by companies controlling brands of goods consignors sell, demanding that we cease referencing those brands in connection with such sales, whether in advertising or on our website. We have consistently responded by reference to the holding in Tiffany (NY), Inc. v. eBay that factual use of a brand to describe and sell a used good is not false advertising. These matters have generally been resolved with no further communications, but some have resulted in litigation against us. For example, in November 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

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

In addition, the Company, its officers and directors and the underwriters of the Company’s initial public offering (“IPO”) have been named as defendants in numerous purported securities class actions in connection with the Company’s IPO (the “Securities Litigation”).  See “Item 3 – Legal Proceedings” for a description of the Securities Litigation.

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

The operations of our facilities and our retail stores could be affected by the recent outbreak of the novel coronavirus (COVID-19).

We currently have four merchandising and fulfillment facilities- one in California and three in New Jersey. In addition, we operate retail stores in California and New York. Our business depends on the uninterrupted operation of facilities.

The recent outbreak of the novel coronavirus (COVID-19) could pose public health risks that could reach epidemic or global pandemic proportions. This outbreak could directly threaten the health of our employees, our consignors and our customers. The operation of all of our facilities is critically dependent on our employees who staff these locations. In addition, the federal or state governments, or both, could impose restrictions ranging from limitations on public interaction to mandatory quarantine in affected areas.

Any events that threaten the operation of our facilities or retail stores, including the recent outbreak of the novel coronavirus (COVID-19), could have a material adverse effect or our business and operating results.

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

We store the majority of the luxury goods we offer through our online marketplace in our merchandising and fulfillment facilities in California and New Jersey, with a small portion of luxury goods offered for sale in our four retail stores. Our merchandising and fulfillment facilities are located in areas that have a history of natural disasters, such as earthquakes and severe weather events, rendering our merchandising and fulfillment facilities vulnerable to damage. Any large scale damage to or catastrophic loss of goods stored in such merchandising and fulfillment facilities or retail stores, due to natural disasters or man-made disasters such as arson or theft or otherwise would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these merchandising and fulfillment facilities, the number of carriers which provide for such insurance has declined, which has resulted in increased premiums and deductibles. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss of any or all of our merchandising and fulfillment facilities and the consigned luxury goods stored in such facilities, our liabilities may exceed the maximum insurance coverage amount which would materially adversely impact our business and operating results.

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

Numerous U.S. states and municipalities, including the States of California, New York and Florida, have regulations regarding the handling and sale of secondhand goods, and licensing requirements for secondhand dealers. Such government regulations could require us to change the way we conduct business, or our buyers to conduct their purchases in ways that increase costs or reduce revenues, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. We could also be subject to business interruption, fines or other penalties which in the aggregate could harm our business.  To the extent we fail to comply with requirements for secondhand dealers, we may experience unanticipated permanent or temporary shutdowns of our facilities which may negatively affect our ability to increase the supply of our goods, result in negative publicity and subject us to penalties and fines.

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

Compromises of our data security could cause us to incur unexpected expenses, compromise our data assets and may materially harm our reputation and operating results.

In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors could be the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors may suffer a data breach or other security incident, which may allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We and our vendors have faced these attacks previously and regularly must defend against or respond to such incidents. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our online marketplace and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, financial condition and operating results.

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

Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide new disclosures to California consumers and afford such consumers qualified new privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. The CCPA includes provisions that sunset at the end of 2020, may be amended or replaced, and Attorney General regulations have not yet been finalized. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation (the “GDPR”) that became fully effective on May 25, 2018, imposing stringent EU data protection requirements.

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

Our women’s category accounted for approximately 66% of our GMV in 2019. We intend to deepen our penetration in other high-value categories such as men’s, jewelry and watches, and home and art. We continue to explore additional categories of luxury goods to serve our existing consignors and buyers and to attract new consignors and buyers. These additional category offerings may not have the same success, or gain traction with consignors and buyers as quickly, as our women’s offerings. If these additional categories of pre-owned luxury goods are not accepted by our existing consignors or buyers, or if such categories do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in these additional categories, and these categories of goods may also have a different range of margin profiles than the goods currently sold through our online marketplace. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face greater competition in specific categories from companies that are more focused on these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.

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

We have incurred substantial net operating losses (“NOLs”), during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. During 2019, we analyzed whether any of the reported net operating losses would be limited because of these rules. Based on our analysis we believe $3.3 million of the Federal and $2.1 million of California net operating losses will not be available to offset future taxable income because of the limitation. The reported net operating losses have been adjusted based on this analysis. In addition, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset 80% of taxable income and the disallowance of NOL carryback. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation may limit our ability to use our NOLs to offset any future taxable income.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our online marketplace services, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-

raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

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
•

other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health, such as the recent outbreak of the novel coronavirus (COVID-19).

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

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers, like us, whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of such commentary has, and may in the future, cause a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such commentary by short sellers or otherwise.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California and are leased for a term that expires in 2027 with a right of renewal.  We lease an aggregate of approximately 1 million square feet of space for storage, merchandising operations and fulfillment located in California and New Jersey. The lease to our California facility expires in 2021 and leases to our New Jersey facilities each expire in 2029, all with a right of renewal. We lease additional offices located in Los Angeles and New York City and LCOs located in Chicago, Dallas, Los Angeles, Miami, New York, San Francisco and Washington D.C. We also have four retail stores located in San Francisco, Los Angeles and New York. We believe that our properties are suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

Item 3. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies.  See “Note 11—Commitments and Contingencies” in the notes to the audited financial statements. This item should be read in conjunction with the Legal Proceedings disclosures in our final prospectus related to our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint and defendants’ demurrer is due on March 13, 2020.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and on February 18, 2020, the Court ordered a schedule for the filing of an amended complaint and any motion to dismiss that amended complaint. These complaints allege claims under the Securities Act of 1933 on behalf of a purported class of those who acquired our stock pursuant to or traceable to the registration statement for our IPO. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of our key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  While we intend to vigorously defend against this litigation, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

We are currently involved in, and may in the future be involved in, legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matters described above, the resolution of all such matters will not have a material adverse effect on our financial position or liquidity, but could be material to our results of operations in any one accounting period. Regardless of final outcomes, however, any such legal proceedings may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary and interim rulings. There are inherent uncertainties in these legal matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.00001 per share, is listed on the Nasdaq Global Select Market, under the symbol “REAL” and began trading on June 28, 2019. Prior to that date, there was no public trading market for our common stock

Stockholders

As of the close of business on February 21, 2020, there were 314 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock is limited by the terms of our existing term loans and may be limited by any future debt instruments or preferred securities.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2020 proxy statement set forth in the section titled “Securities Authorized for Issuance under Equity Compensation Plans” to be filed with the SEC within 120 days of the year ended December 31, 2019 (the “Proxy Statement”).

Stock Performance Graph

We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. All values assume a $100 initial investment on June 28, 2019, the date our common stock began trading on the Nasdaq Global Select Market, through December 31, 2019 and data for the Nasdaq Composite and Russell 2000 assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO

The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No.333-231891), which was declared effective by the SEC on June 27, 2019. The remainder of the information required by this item regarding the use of our initial public offering proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The selected statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the selected balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2017 is derived from audited financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected financial and other data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report.

Statement of Operations Data

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Revenue:
Consignment and service revenue (1)	$267,412	$180,607	$119,341
Direct revenue (1)	50,625	33,125	18,180
Total revenue	318,037	213,732	137,521
Cost of revenue:
Cost of consignment and service revenue	73,579	50,855	35,657
Cost of direct revenue (1)	41,252	25,959	14,222
Total cost of revenue	114,831	76,814	49,879
Gross profit	203,206	136,918	87,642
Operating expenses (2):
Marketing	47,734	42,165	36,711
Operations and technology	143,231	104,929	58,680
Selling, general and administrative	110,663	63,728	44,035
Total operating expenses	301,628	210,822	139,426
Loss from operations	(98,422)	(73,904)	(51,784)
Interest income	4,593	1,046	355
Interest expense	(616)	(1,152)	(762)
Other expense, net	(2,102)	(1,656)	(60)
Loss before provision for income taxes	(96,547)	(75,666)	(52,251)
Provision for income taxes	199	99	57
Net loss	$(96,746)	$(75,765)	$(52,308)
Accretion of redeemable convertible preferred stock to redemption value	(3,355)	(8,922)	(2,610)
Net loss attributable to common stockholders	$(100,101)	$(84,687)	$(54,918)
Net loss per share attributable to common stockholders, basic and diluted (3)	$(2.11)	$(10.12)	$(6.74)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted (3)	47,478,544	8,365,344	8,145,787

(1)

See Note 2 to our financial statements for an explanation of the immaterial correction of errors in 2018 and 2017 related to the presentation of certain sale transactions recorded on a net basis within consignment and service revenue which have been corrected to be presented on a gross basis within direct revenue and related cost of direct revenue.

(2)	Operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Marketing	$392	$164	$129
Operations and technology	3,148	1,160	625
Selling, general and administrative	4,990	2,434	1,099
Total	$8,530	$3,758	$1,853

(3)

See Notes 2 and 13 to our financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

Balance Sheet Data

	As of December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$154,446	$34,393	$16,486
Short-term investments	208,811	27,131	12,421
Total assets	466,930	135,417	75,965
Total liabilities	128,002	98,907	79,594
Redeemable convertible preferred stock	—	151,381	50,367
Convertible preferred stock	—	142,819	122,990
Accumulated deficit	(354,506)	(257,665)	(181,571)
Total stockholders’ equity (deficit)	$338,928	$(257,690)	$(176,986)

Non-GAAP Financial Measures

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure as an overall assessment of our performance, to evaluate the effectiveness of our business strategies and for business planning purposes. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies.

We calculate Adjusted EBITDA as net loss before interest income, interest expense, net other expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation and certain one-time expenses. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA from net loss for 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(96,746)	$(75,765)	$(52,308)
Add (deduct):
Depreciation and amortization	13,408	9,290	5,634
Stock-based compensation	7,711	2,911	1,853
Compensation expense related to stock sales by current and former employees	819	847	—
Vendor services settlement	—	2,000	—
Abandoned offering costs	293	—	—
Donation to TRR Foundation	3,155	—	—
Interest income	(4,593)	(1,046)	(355)
Interest expense	616	1,152	762
Other expense, net	2,102	1,656	60
Provision for income taxes	199	99	57
Adjusted EBITDA	$(73,036)	$(58,856)	$(44,297)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes and other financial information included in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are the world’s largest online marketplace for authenticated, consigned luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Over the past nine years, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure and people. We aggregate and curate unique, pre-owned luxury supply that is exclusive to The RealReal across multiple categories, including women’s, men’s, kids’, jewelry and watches, and home and art. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.

We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we provide White Glove in-home consultation and pickup, drop off at one of our ten LCOs, four of which are located in our retail stores, or complimentary shipping directly to our merchandising and fulfillment facilities. We leverage our proprietary transactional database and market insights from approximately 12.8 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory model and merchandising operations.

The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.

•

Consignment and service revenue. When we sell goods through our online marketplace on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2019 and 2018, our take rate on consigned goods was 36.3% and 35.5% respectively. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept an out of policy returns from buyers, we take ownership of goods and retain 100% of the proceeds when the goods subsequently resell through our online marketplace.

We generate revenue from orders processed through our website, mobile app and four retail stores located in New York, Los Angeles, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 15 million members as of December 31, 2019. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through December 31, 2019, we have cumulatively paid more than $1.3 billion in commissions to our consignors. In 2019 and 2018, our GMV was $1.0 billion and $710.8 million, respectively, representing an annual growth rate of 42% in 2019. In 2019 and 2018, our total revenue was $318.0 million and $213.7 million, respectively, representing an annual growth rate of 49% in 2019. In 2019 and 2018, our gross profit was $203.2 million and $136.9 million, respectively, representing an annual growth rate of 48% in 2019.

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

Supply and Demand

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. In 2019 and 2018, approximately 60% and 80% of the products on our online marketplace sold within 30 days and 90 days, respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2019 and 2018, our marketplace sell-through ratios were 94% and 96%, respectively.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2019, repeat consignors accounted for approximately 81% of GMV.

Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced high buyer satisfaction, as evidenced by our buyer net promoter score of 71 in 2019. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

The graph on the left shows trends in purchasing activity for buyer cohorts for each year beginning in 2014. Each cohort represents all buyers that first purchased across our online marketplace in the designated year and the aggregate GMV purchased by such cohort for the initial year and each year thereafter.  As illustrated in the graph below, we have seen consistent retention of buyer activity across cohorts for all periods presented.  The graph on the right shows the percentage of GMV in each year from our repeat buyers. GMV from repeat buyers reflects purchases made after their initial purchase month.

Annual GMV by Buyer Cohort Year ($ in millions)	Repeat Buyer (% of GMV)

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2019, 13% of our buyers had become consignors and 54% of our consignors had become buyers. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included.

Buyers Who Are Also Consignors

(% of GMV)

Buyer acquisition cost. Our financial performance depends on effectively managing the expenses we incur to attract and retain buyers. We closely monitor our efficiency in acquiring new buyers. Our buyer acquisition cost (“BAC”) for a given period is comprised of our total advertising spend, which is principally the cost of television, digital and direct mail advertising, divided by the number of buyers acquired in that period. We adjust or re-allocate our advertising in real-time to optimize our spend across channels, buyer demographics and geographies to improve our return on advertising spend. Our BAC has declined over time as we have achieved greater efficiency from our marketing spend.

Buyer Acquisition Cost

We also evaluate the success of our buyer acquisition activity by comparing the lifetime value of buyers (“BLTV”) attracted in a given period to the aggregate BAC in that same period. We calculate BLTV as the cumulative gross profit attributable to purchases by such buyers. The BLTV to BAC ratio in excess of 1.0 for all cohorts presented after 12 months reflects that each cohort has achieved payback at least equal to BAC within 1 year after acquisition. We have observed that BLTV for buyers who are also consignors is significantly higher than for buyers who have not also consigned.

The following graphs depict the BLTV to BAC ratio by annual cohort since 2015 in the aggregate and for buyers who are also consignors, respectively. BLTV in the graph on the right includes only gross profit attributable to transactions in which the members participated as buyers who are also consignors and does not include gross profit attributable to transactions in which the member participated as a consignor.

BLTV : BAC – All Buyers	BLTV : BAC – Buyers who are also Consignors

Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased merchandising and fulfillment facilities located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. We secured leases on more than half of this space in 2018. The market for real estate to support operations centers such as ours is competitive, and we will need to continue to secure and efficiently bring online additional capacity to support future growth. The opening of our retail stores in New York in late 2017 and Los Angeles in mid-2018 significantly contributed to the increase in operations and technology expense in 2018. We opened a second retail store in New York in May 2019. We opened our fourth retail store in San Francisco in March 2020 and we intend to open additional retail stores in the future. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We are also investing substantially in technology to automate our operations and support growth. While we expect our operations and technology development expenses to increase in absolute dollars as we continue to grow, we expect such expenses to decrease as a percentage of total revenue over the longer-term.

Seasonality. We have observed trends in seasonality of supply and demand in our business that we believe will continue. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes.

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except AOV and percentages)
GMV	$1,008,344	$710,750	$492,205
NMV	$731,445	$506,589	$349,229
Number of orders	2,217	1,595	1,123
Take rate	36.3%	35.5%	33.7%
Active buyers	582	416	291
AOV	$455	$446	$438
Adjusted EBITDA	$(73,036)	$(58,856)	$(44,297)

GMV

GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 27.5%, 28.7% and 29.0% of GMV in 2019, 2018 and 2017, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of direct buyer incentives, shipping fees and sales tax. Buyer incentives consist of coupons or promotions that offer credits in connection with purchases on our platform. We believe this is the primary measure of the scale and growth of our online marketplace and the key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth.

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

Take Rate

Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to GAAP consignment and service revenue, excluding certain buyer incentives, shipping and subscription service revenue, and other adjustments. The denominator is equal to the numerator plus consignor commissions. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. See the subsection titled “—Components of our Operating Results—Revenue” for further discussion of consignment and service revenue and direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. Our take rate structure is a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors start at a 55% commission (which equals a 45% take rate for us) and can earn up to a 70% commission. This tiered structure applies unless it is overridden by a commission exception.

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

Adjusted EBITDA

Adjusted EBITDA means net loss before interest income, interest expense, net other expense, income tax provision and depreciation and amortization, further adjusted to exclude stock-based compensation and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Please see the section titled “Selected Financial and Other Data—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA and its reconciliation to net loss.

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

•

Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept returns from buyers after title has transferred for returned goods from the consignor to the buyer. As such, growth in direct sales is generally a byproduct of growth in our consignment business. We recognize direct revenue based on the gross purchase price paid by buyers, net of allowances for product returns and certain buyer incentives.

Cost of Revenue

Cost of consignment and services revenue consists of shipping costs, credit card fees, packaging, customer service personnel-related costs, and website hosting services. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, and website hosting services.

Marketing

Marketing expense comprises the cost of acquiring new consignors and buyers, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs for employees engaged in these activities. We intend to increase marketing spend as we invest to drive the growth of our business, though these expenses are expected to decrease as a percentage of revenue over the longer term.

Operations and Technology

Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. We expect operations and technology expense to increase in future periods to support our growth, including bringing on additional merchandising and fulfillment facilities and continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from year to year as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

Selling, general and administrative expense is principally comprised of personnel-related costs for our sales professionals and employees involved in finance and administration. Selling, general and administrative expense also includes allocated facilities and overhead costs and professional services, including accounting and legal advisors. We expect to increase selling, general and administrative expense as we grow our infrastructure to support operating as a public company and the overall growth in our business. While these expenses may vary from year to year as a percentage of revenue, we expect them to decrease as a percentage of revenue over the longer term.

Income Tax Provision

Our provision for income taxes consists primarily of state minimum taxes in the United States. We have a full valuation allowance for our net deferred tax assets primarily consisting of net operating loss carryforwards, accruals and reserves. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 28, 2019. The following tables set forth our results of operations and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenue:
Consignment and service revenue (1)	$267,412	$180,607	$119,341
Direct revenue(1)	50,625	33,125	18,180
Total revenue	318,037	213,732	137,521
Cost of revenue:
Cost of consignment and service revenue	73,579	50,855	35,657
Cost of direct revenue(1)	41,252	25,959	14,222
Total cost of revenue	114,831	76,814	49,879
Gross profit	203,206	136,918	87,642
Operating expenses:
Marketing	47,734	42,165	36,711
Operations and technology	143,231	104,929	58,680
Selling, general and administrative	110,663	63,728	44,035
Total operating expenses	301,628	210,822	139,426
Loss from operations	(98,422)	(73,904)	(51,784)
Interest income	4,593	1,046	355
Interest expense	(616)	(1,152)	(762)
Other expense, net	(2,102)	(1,656)	(60)
Loss before provision for income taxes	(96,547)	(75,666)	(52,251)
Provision for income taxes	199	99	57
Net loss	$(96,746)	$(75,765)	$(52,308)

(1)    See Note 2 to our financial statements for an explanation of the immaterial correction of errors in 2018 and 2017 related to the presentation of certain sale transactions recorded on a net basis within consignment and service revenue which have been corrected to be presented on a gross basis within direct revenue and related cost of direct revenue.

	Year Ended December 31,
	2019	2018	2017
Revenue:
Consignment and service revenue	84%	85%	87%
Direct revenue	16	15	13
Total revenue	100	100	100
Cost of Revenue:
Cost of consignment and service revenue	23	24	26
Cost of direct revenue	13	12	10
Total cost of revenue	36	36	36
Gross profit	64	64	64
Operating expenses:
Marketing	15	20	27
Operations and technology	45	49	43
Selling, general and administrative	35	30	32
Total operating expenses	95	99	102
Loss from operations	(31)	(35)	(38)
Interest income	1	—	—
Interest expense	—	—	—
Other expense, net	—	—	—
Loss before provision for income taxes	(30)	(35)	(38)
Provision for income taxes	—	—	—
Net loss	(30)%	(35)%	(38)%

Comparison of 2019 and 2018

Consignment and Service Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Consignment and service revenue, net	$267,412	$180,607	$86,805	48%

Consignment and service revenue increased by $86.8 million, or 48%, in 2019 compared to 2018. The growth in revenue was driven primarily by a 42% increase in GMV resulting from growth in both active consignors and active buyers in 2019 compared to 2018, as well as an improvement from 35.5% to 36.3% in our take rate due to changes to our commission structure that yielded a higher take rate on lower-priced items. GMV growth was driven by a 40% increase in active buyers, as well as a 2% increase in AOV. Active buyer growth was driven by an increase in new buyers due to the combination of our effective marketing spend and consignors becoming buyers, and an increase in repeat buyer orders as a percentage of total orders.

Direct Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Direct revenue	$50,625	$33,125	$17,500	53%

Direct revenue increased by $17.5 million, or 53%, in 2019 compared to 2018. The increase was driven in part by an increase in our owned-inventory as a result of a higher volume of returns received after title had transferred from the consignor to the buyer. The subsequent sale of our owned-inventory drove the increase in direct revenue both on an absolute basis and as a percent of total revenue.

Cost of Consignment and Service Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Cost of consignment and service revenue	$73,579	$50,855	$22,724	45%
As a percent of consignment and service revenue	28%	28%

Cost of consignment and service revenue increased by $22.7 million, or 45%, in 2019 compared to 2018. The increase was primarily attributable to the fulfillment of a larger number of orders driven by growth in our business.

Cost of Direct Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Cost of direct revenue	$41,252	$25,959	$15,293	59%
As a percent of direct revenue	81%	78%

Cost of direct revenue increased by $15.3 million, or 59%, in 2019 compared to 2018, consistent with the increase in direct revenue. As a percentage of direct revenue, cost of direct revenue increased to 81% in 2019 from 78% in 2018.

Marketing

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Marketing	$47,734	$42,165	$5,569	13%

Marketing expense increased by $5.6 million, or 13%, in 2019 compared to 2018. The increase was primarily due to increases in advertising costs and marketing program expenses as we seek to grow the number of buyers and consignors using our online marketplace. As a percent of revenue, marketing expense decreased to 15% in 2019 from 20% in 2018, reflecting greater scale in our business and efficiency in our buyer and consignor acquisition and retention activities.

Operations and Technology

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Operations and technology	$143,231	$104,929	$38,302	37%

Operations and technology expense increased by $38.3 million, or 37%, in 2019 compared to 2018. The increase was primarily due to investments to support our growth and drive long-term operational efficiencies, including investments to significantly expand our merchandising and fulfillment facilities, grow our talent including authentication and technology expertise and support our retail operations. As a percent of revenue, operations and technology expense decreased to 45% in 2019 from 49% in 2018, reflecting improved efficiencies from inbound and outbound operations and fixed expense leverage. We expect these expenses to continue to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands, except percentage)
Selling, general and administrative	$110,663	$63,728	$46,935	74%

Selling, general and administrative expense increased by $46.9 million, or 74%, in 2019 compared to 2018. The increase was due to investments to support the growth of our sales organization and scale our general and administrative functions as necessary to operate as a public company including accounting, consulting and legal fees and insurance costs. The increase also includes a $3.2 million donation to The RealReal Foundation. As a percent of revenue, selling, general and administrative expense increased to 35% in 2019 from 30% in 2018 as we invested in the growth of the sales organization and expanded our administrative functions. We expect these expenses to decrease as a percentage of revenue over the long term.

Quarterly Results of Operations and Key Metrics

The following tables set forth certain unaudited financial data for each fiscal quarter for the periods indicated in dollars and as a percentage of revenue. The information for each quarter has been prepared on a basis consistent with our audited financial statements included in this Annual Report and reflect all adjustments that we consider necessary for a fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected for the full year or any other period in the future. The following quarterly financial information should be read in conjunction with our audited financial statements and related notes included in this Annual Report.

	Quarter Ended
	December 31, 2019 (2)	September 30, 2019 (1)	June 30, 2019 (1)	March 31, 2019 (1)	December 31, 2018 (1)	September 30, 2018 (1)	June 30, 2018 (1)	March 31, 2018 (1)
	(In thousands)
Revenue:
Consignment and service revenue (a)(c)	$82,522	$69,245	$60,070	$55,575	$53,894	$44,968	$41,426	$40,319
Direct revenue (b)	11,209	12,271	12,139	15,007	10,449	8,255	7,021	7,400
Total revenue	93,731	81,516	72,209	70,582	64,343	53,223	48,447	47,719
Cost of revenue:
Cost of consignment and service revenue	20,987	19,446	17,200	15,946	13,772	13,157	12,349	11,577
Cost of direct revenue (b)	10,197	9,842	8,959	12,254	8,367	6,736	5,319	5,537
Total cost of revenue	31,184	29,288	26,159	28,200	22,139	19,893	17,668	17,114
Gross profit	62,547	52,228	46,050	42,382	42,204	33,330	30,779	30,605
Operating expenses:
Marketing	10,896	13,390	11,715	11,733	12,631	10,624	9,276	9,634
Operations and technology	39,960	37,407	34,320	31,544	32,343	28,257	22,997	21,332
Selling, general and administrative	34,553	28,436	25,355	22,319	19,502	16,325	14,377	13,524
Total operating expenses	85,409	79,233	71,390	65,596	64,476	55,206	46,650	44,490
Loss from operations	(22,862)	(27,005)	(25,340)	(23,214)	(22,272)	(21,876)	(15,871)	(13,885)
Interest income	1,675	1,902	610	405	444	437	81	84
Interest expense	(45)	(60)	(380)	(131)	(225)	(204)	(526)	(197)
Other income (expense), net	5	(119)	(1,706)	(282)	(64)	(205)	(1,279)	(108)
Loss before provision for income taxes	(21,227)	(25,282)	(26,816)	(23,222)	(22,117)	(21,848)	(17,595)	(14,106)
Provision (benefit) for income taxes	147	(8)	59	—	62	37	—	—
Net loss	$(21,374)	$(25,274)	$(26,875)	$(23,222)	$(22,179)	$(21,885)	$(17,595)	$(14,106)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(3,355)	(3,271)	(3,200)	(1,342)	(1,109)
Net loss attributable to common stockholders	$(21,374)	$(25,274)	$(26,875)	$(26,577)	$(25,450)	$(25,085)	$(18,937)	$(15,215)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.30)	$(2.83)	$(3.05)	$(3.00)	$(3.00)	$(2.28)	$(1.83)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	85,823,352	84,634,956	9,494,447	8,705,664	8,496,051	8,349,403	8,314,251	8,299,688

(1) During the quarter ended December 31, 2019, the Company identified errors related to the presentation of certain sale transactions recorded on a net basis within consignment and service revenue which have been corrected to be presented on a gross basis within direct revenue and related cost of direct revenue.  In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual financial statements.  Since these revisions were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periods reports are required.  Consequently, the Company has adjusted for these errors by revising its historical financial periods presented herein.  The correction of these immaterial errors resulted in the following:

      (a) Consignment and service revenue reflects a decrease of $0.5 million, $0.6 million, $0.6 million, $1.2 million, $0.8 million, $0.8 million, and $0.7 million for the interim periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively.

      (b) Direct revenue include an increase of approximately $1.6 million, $1.9 million, $2.0 million, $3.4 million, $2.2 million, $2.2 million, and $1.9 million, with a corresponding increase in cost of direct revenue of approximately $1.0 million, $1.2 million, $1.3 million, $2.3 million, $1.4 million, $1.5 million and $1.3 million for the interim periods ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018, respectively.

(2)(c) During the quarter ended December 31, 2019, we corrected certain immaterial errors resulting in an increase in consignment and service revenue of $2.8 million, of which, $2.2 million related to periods prior to 2019.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue:
Consignment and service revenue	88%	85%	83%	79%	84%	84%	86%	84%
Direct revenue	12	15	17	21	16	16	14	16
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Cost of consignment and service revenue	22	24	24	23	21	25	25	24
Cost of direct revenue	11	12	12	17	13	13	11	12
Total cost of revenue	33	36	36	40	34	37	36	36
Gross profit	67	64	64	60	66	63	64	64
Operating expenses:
Marketing	11	16	16	17	20	20	19	20
Operations and technology	43	46	48	45	50	53	47	45
Selling, general and administrative	37	35	35	31	30	31	30	28
Total operating expenses	91	97	99	93	100	104	96	93
Loss from operations	(24)	(33)	(35)	(33)	(34)	(41)	(32)	(29)
Interest income	1	2	1	—	—	—	—	—
Interest expense	—	—	(1)	—	—	—	(1)	(1)
Other income (expense), net	—	—	(2)	—	—	—	(3)	—
Loss before provision for income taxes	(23)	(31)	(37)	(33)	(34)	(41)	(36)	(30)
Provision (benefit) for income taxes	—	—	—	—	—	—	—	—
Net loss	(23)%	(31)%	(37)%	(33)%	(34)%	(41)%	(36)%	(30)%

Key Financial and Operating Metrics

	2019				2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except AOV and percentages)
GMV	$302,975	$252,766	$228,487	$224,116	$218,495	$170,923	$162,954	$158,378
NMV	$219,508	$186,617	$164,782	$160,538	$153,776	$123,550	$115,916	$113,347
Number of Orders	637	577	505	498	471	409	359	356
Take Rate	36.2%	36.8%	36.6%	35.3%	34.9%	36.4%	35.5%	35.1%
Active Buyers	582	543	492	456	416	379	352	326
AOV	$476	$438	$453	$450	$464	$418	$453	$445
Adjusted EBITDA	$(12,749)	$(20,940)	$(20,868)	$(18,478)	$(18,526)	$(15,936)	$(13,052)	$(11,342)

The following table presents a reconciliation of Adjusted EBITDA from net loss:

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(21,374)	$(25,274)	$(26,875)	$(23,222)	$(22,179)	$(21,885)	$(17,595)	$(14,106)
Add (deduct):
Depreciation and amortization	3,870	3,545	3,185	2,808	2,801	2,353	2,138	1,998
Stock-based compensation	2,795	2,520	1,287	1,109	945	740	681	545
Vendor services settlement	—	—	—	—	—	2,000	—	—
Abandoned offering costs	293	—	—	—	—	—	—	—
Donation to TRR Foundation	3,155	—	—	—	—	—	—	—
Compensation expense related to stock sales by current and former employees	—	—	—	819	—	847	—	—
Interest income	(1,675)	(1,902)	(610)	(405)	(444)	(437)	(81)	(84)
Interest expense	45	60	380	131	225	204	526	197
Other (income) expense, net	(5)	119	1,706	282	64	205	1,279	108
Provision (benefit) for income taxes	147	(8)	59	—	62	37	—	—
Adjusted EBITDA	$(12,749)	$(20,940)	$(20,868)	$(18,478)	$(18,526)	$(15,936)	$(13,052)	$(11,342)

Liquidity and Capital Resources

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $363.3 million and an accumulated deficit of $354.5 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we continue to invest in expansion activities. We believe our existing cash and cash equivalents and short-term investments as of December 31, 2019 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash (used in) provide by:
Operating activities	$(54,490)	$(47,195)	$(38,574)
Investing activities	(215,356)	(33,923)	(11,303)
Financing activities	378,665	106,085	46,719
Net (decrease) increase in cash, cash equivalents and restricted cash	$108,819	$24,967	$(3,158)

Net Cash Used in Operating Activities

During 2019, net cash used in operating activities was $54.5 million, which consisted of a net loss of $96.7 million, adjusted by non-cash charges of $25.2 million and cash inflows due to a net change of $17.1 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash inflows due to increases of $17.6 million in accrued consignor payable, $10.7 million in other accrued and current liabilities, and a $6.2 million in accounts payable as a result of our growth, partially offset by cash outflows due to increases of $13.2 million in inventory and $4.1 million in prepaid expenses and other current assets.

During 2018, net cash used in operating activities was $47.2 million, which consisted of a net loss of $75.8 million, partially offset by non-cash charges of $16.5 million and cash inflows due to a net change of $12.1 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash inflows due to an increases of $15.7 million in other accrued and current liabilities driven by our growth, $6.6 million in accrued consignor payable, and $3.4 million in other non-current liabilities, partially offset by cash outflows due to increases of $5.3 million in prepaid expenses and other current assets and $3.7 million in inventory, net.

Net Cash Used in Investing Activities

During 2019, net cash used in investing activities was $215.4 million, which consisted of $220.6 million for purchases of investments, $24.8 million for purchases of property and equipment, net, including leasehold improvements, and $9.3 million for capitalized proprietary software costs offset by the proceeds of $39.3 million from maturities of short-term investments.

During 2018, net cash used in investing activities was $33.9 million, which consisted of $31.5 million for purchases of short-term investments, $13.4 million for purchases of property and equipment, net, including leasehold improvements, and $5.7 million for capitalized proprietary software costs, partially offset by the proceeds of $9.6 million from maturities on short-term investments and proceeds of $7.0 million from the sale of short-term investments.

Net Cash Provided by Financing Activities

During 2019, net cash provided by financing activities was $378.7 million, which primarily consisted of proceeds of $315.5 million from the initial public offering, net of issuance costs, $69.8 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, net of issuance costs, and proceeds of $2.7 million from the exercise of stock options and warrants partially offset $9.3 million for repayment of debt.

During 2018, net cash provided by financing activities was $106.1 million, which primarily consisted of proceeds of $96.3 million from the issuance of convertible and redeemable convertible preferred stock, net of issuance costs, and proceeds of $14.3 million from the issuance of convertible notes, net of issuance costs, partially offset by $4.5 million for repayments of debt.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2019:

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating leases(1)	$165,671	$20,530	$41,669	$36,264	$67,208
Unconditional endowment grant(2)	1,000	500	500	—	—
Capital leases	207	98	99	10	—
Non-cancellable purchase commitments	7,052	3,911	3,141	—	—
Total	$173,930	$25,039	$45,409	$36,274	$67,208

(1)

This table does not include the noncancelable operating lease we entered into in January 2020 to extend and expand the existing lease in New York, NY. The additional minimum lease payments over the eight-year term total $14.7 million.

(2)

In January 2018, we entered into an agreement with the University of Arizona Foundation to endow a gemology degree program in the Department of Geosciences. We committed to endow a total of $2.0 million, of which $1.0 million remained to be funded as of December 31, 2019.

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

We also generate revenue from shipping fees to buyers and have elected to treat shipping and handling activities performed after control transfers to the buyer as fulfillment activities. Accordingly, we recognized shipping fees as revenue upon the first shipment associated with an order. We also generate service revenue from our First Look subscription program, through which buyers pay a monthly fee for early access to our listings. Subscription fees are recognized on a monthly basis.

Certain transactions provide consignors with a material right resulting from the tiered consignor commission plan. Under this plan, the amount an individual consignor receives for future sales of consigned goods may be dependent on previous consignment sales for that consignor. Accordingly, in certain consignment transactions, a small portion of our consignment service revenue is allocated to such material right using the portfolio method, as applicable. Such deferred revenue is recorded as deferred revenue and recognized based on the pattern of exercise.

We recognize a returns reserve in the period that the related revenue is recorded based on historical experience. Historically, our estimate for returns has not varied materially from our actual returns. We monitor changes in returns activity and they are adjusted prospectively based upon such periodic evaluation.

Direct Revenue

We also generate revenue from the sales of company-owned inventory. We recognize direct revenue upon shipment of the goods through our online marketplace, based on the gross purchase price net of allowances for product returns and certain buyer incentives.

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

Prior to our initial public offering, the fair value of the shares of common stock underlying the stock options was determined by our board of directors, with assistance by management and using contemporaneous third-party valuations, as there was no public market for the common stock. Following the closing of our initial public offering, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We can choose to adopt new or revised accounting standards earlier than such time those standards apply to private companies and retain our election for the extended transition period, if early adoption is permitted for all entities. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. Such fluctuations to date have not been significant.

As of December 31, 2019, we had unrestricted cash, cash equivalents and short-term investments of approximately $363.3 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data.

Please refer to the Financial Statements and Notes to Financial Statements in this Form 10-K which is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference to the information set forth under the captions “Directors,” “Corporate Governance,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in our 2020 proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation,” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Please refer to the Financial Statements, Notes to Financial Statements and the Exhibit Index in this Form 10-K which is incorporated herein by reference.
(b)	Please refer to the Exhibit Index in this Form 10-K which is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.7	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.	S-1	333-231891	10.2	June 17, 2019

10.3#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.4#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.5#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.6#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

10.7#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

10.8#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

10.9#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.10#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.10	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.11	May 31, 2019

10.12#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.12	May 31, 2019

10.13#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.13	May 31, 2019

10.14#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.14	May 31, 2019

10.15#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.15	May 31, 2019

10.16#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.16	May 31, 2019

10.17#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.17	May 31, 2019

10.18#	Lease Agreement dated as of March 14, 2016 by and between The RealReal, Inc. and M&L Associates.	S-1	333-231891	10.18	May 31, 2019

10.19#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.19	May 31, 2019

10.20#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.20	May 31, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.21	June 17, 2019

10.22+	The RealReal, Inc. 2019 Employee Stock Purchase Plan.	S-1	333-231891	10.22	June 17, 2019

10.23+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.24+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award Agreement and related form agreements.	10-Q	001-38953	10.2	August 14, 2019

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.25+	The RealReal, Inc. 2019 Employee Stock Purchase Plan, as amended and restated on February 19, 2020.					X

23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm					X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
#	Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The RealReal, Inc.

Date: March 11, 2020	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julie Wainwright	Chairperson and Chief Executive Officer	March 11, 2020
Julie Wainwright	(Principal Executive Officer)

/s/ Matt Gustke	Chief Financial Officer	March 11, 2020
Matt Gustke	(Principal Financial Officer)

/s/ Steve Lo	Vice President, Corporate Controller	March 11, 2020
Steve Lo	(Principal Accounting Officer)

/s/ Chip Baird	Director	March 11, 2020
Chip Baird

/s/ Maha Ibrahim	Director	March 11, 2020
Maha Ibrahim

/s/ Rob Krolik	Director	March 11, 2020
Rob Krolik

/s/ Michael Kumin	Director	March 11, 2020
Michael Kumin

/s/ Stefan Larsson	Director	March 11, 2020
Stefan Larsson

/s/ Niki Leondakis	Director	March 11, 2020
Niki Leondakis

/s/ James Miller	Director	March 11, 2020
James Miller

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2019 and 2018	F-3

Statements of Operations for the Years ended December 31, 2019, 2018, and 2017	F-4

Statements of Comprehensive Loss for the Years ended December 31, 2019, 2018, and 2017	F-5

Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2019, 2018, and 2017	F-6

Statements of Cash Flows for the Years ended December 31, 2019, 2018, and 2017	F-8

Notes to Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The RealReal, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG

We have served as the Company’s auditor since 2013.

San Francisco, California
March 11, 2020

THE REALREAL, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$154,446	$34,393
Short-term investments	208,811	27,131
Accounts receivable	7,779	7,571
Inventory, net	23,599	10,355
Prepaid expenses and other current assets	13,804	9,696
Total current assets	408,439	89,146
Property and equipment, net	55,831	33,286
Restricted cash	—	11,234
Other assets	2,660	1,751
Total assets	$466,930	$135,417
Liabilities, Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$11,159	$5,149
Accrued consignor payable	52,820	35,259
Other accrued and current liabilities	54,567	41,956
Long-term debt, current portion	—	5,990
Total current liabilities	118,546	88,354
Long-term debt, net of current portion	—	3,249
Other noncurrent liabilities	9,456	7,304
Total liabilities	128,002	98,907
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, $0.00001 par value; no and 31,053,601 shares authorized as of December 31, 2019 and December 31, 2018, respectively; no and 31,053,601 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	151,381
Convertible preferred stock $0.00001 par value; no and 73,950,153 shares authorized as of December 31, 2019 and December 31, 2018, respectively; no and 73,724,645 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	142,819
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 and 145,467,774 shares authorized as of December 31, 2019 and December 31, 2018, respectively; 85,872,320 and 8,593,077 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	693,426	—
Accumulated comprehensive income (loss)	7	(25)
Accumulated deficit	(354,506)	(257,665)
Total stockholders’ equity (deficit)	338,928	(257,690)
Total liabilities, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit)	$466,930	$135,417

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Consignment and service revenue	$267,412	$180,607	$119,341
Direct revenue	50,625	33,125	18,180
Total revenue	318,037	213,732	137,521
Cost of revenue:
Cost of consignment and service revenue	73,579	50,855	35,657
Cost of direct revenue	41,252	25,959	14,222
Total cost of revenue	114,831	76,814	49,879
Gross profit	203,206	136,918	87,642
Operating expenses:
Marketing	47,734	42,165	36,711
Operations and technology	143,231	104,929	58,680
Selling, general and administrative	110,663	63,728	44,035
Total operating expenses	301,628	210,822	139,426
Loss from operations	(98,422)	(73,904)	(51,784)
Interest income	4,593	1,046	355
Interest expense	(616)	(1,152)	(762)
Other expense, net	(2,102)	(1,656)	(60)
Loss before provision for income taxes	(96,547)	(75,666)	(52,251)
Provision for income taxes	199	99	57
Net loss	$(96,746)	$(75,765)	$(52,308)
Accretion of redeemable convertible preferred stock to redemption value	$(3,355)	$(8,922)	$(2,610)
Net loss attributable to common stockholders	$(100,101)	$(84,687)	$(54,918)
Net loss per share attributable to common stockholders, basic and diluted	$(2.11)	$(10.12)	$(6.74)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,478,544	8,365,344	8,145,787

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(96,746)	$(75,765)	$(52,308)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	32	(19)	16
Comprehensive loss	$(96,714)	$(75,784)	$(52,292)

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Balances as of December 31, 2016	—	$—	69,834,789	$122,990	8,074,637	$—	$5,093	$(22)	$(127,995)	$(122,924)
Impact of adopting new accounting standard	—	—	—	—	—	—	—	—	(1,268)	(1,268)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $2,243	12,956,724	47,757	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	2,610	—	—	—	—	(2,610)	—	—	(2,610)
Issuance of common stock upon exercise of options	—	—	—	—	213,346	—	212	—	—	212
Issuance of common stock warrants	—	—	—	—	—	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	—	—	1,853	—	—	1,853
Other comprehensive income	—	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	—	(52,308)	(52,308)
Balances as of December 31, 2017	12,956,724	50,367	69,834,789	122,990	8,287,983	—	4,591	(6)	(181,571)	(176,986)
Issuance of Series G redeemable convertible preferred stock upon conversion of notes, net of issuance costs of $190	1,067,550	5,452	—	—	—	—	—	—	—	—
Issuance of Series G convertible preferred stock upon conversion of notes, net of issuance costs of $355	—	—	1,997,709	10,202	—	—	—	—	—	—
Loss on extinguishment of convertible notes (Note 7)	—	—	—	—	—	—	(370)	—	—	(370)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $3,360	17,029,327	86,640	—	—	—	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs of $373	—	—	1,892,147	9,627	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	8,922	—	—	—	—	(8,593)	—	(329)	(8,922)
Issuance of common stock upon exercise of options	—	—	—	—	247,797	—	481	—	—	481
Issuance of common stock upon exercise of warrants	—	—	—	—	57,297	—	133	—	—	133
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	847	—	—	847
Stock-based compensation expense	—	—	—	—	—	—	2,911	—	—	2,911
Other comprehensive loss	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	(75,765)	(75,765)
Balance as of December 31, 2018	31,053,601	151,381	73,724,645	142,819	8,593,077	—	—	(25)	(257,665)	(257,690)
Issuance of Series H redeemable convertible preferred stock net of issuance costs of $166	6,350,345	43,492	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock net of issuance costs of $59	—	—	3,831,766	26,283	—	—	—	—	—	—

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	(Deficit)
Accretion of redeemable convertible preferred stock to redemption value	—	3,355	—	—	—	—	(3,260)	—	(95)	(3,355)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,403,946)	(198,228)	—	—	19,585,426	—	198,228	—	—	198,228
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	(77,556,411)	(169,102)	38,778,180	—	169,102	—	—	169,102
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	—	2,710	—	—	2,710
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,333	—	—	—	—	17,250,000	—	315,518	—	—	315,518
Issuance of common stock upon exercise of options	—	—	—	—	1,551,313	1	2,695	—	—	2,696
Issuance of common stock upon exercise of warrants	—	—	—	—	10,677	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	14,105	—	(130)	—	—	(130)
Issuance of common stock for cashless exercise of warrants	—	—	—	—	89,542	—	—	—	—	—
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	819	—	—	819
Stock-based compensation expense	—	—	—	—	—	—	7,711	—	—	7,711
Other comprehensive gain	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(96,746)	(96,746)
Balance as of December 31, 2019	—	$—	—	$—	85,872,320	$1	$693,426	$7	$(354,506)	$338,928

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(96,746)	$(75,765)	$(52,308)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,408	9,290	5,634
Stock-based compensation expense	7,711	2,911	1,853
Change in fair value of convertible note derivative liability	—	1,248	—
Bad debt expense	1,371	999	636
Compensation expense related to stock sales by current and former employees	819	847	—
Change in fair value of convertible preferred stock warrant liability	2,100	450	—
Accrued interest on convertible notes	—	223	—
Loss on retirement of property and equipment	—	203	140
Accretion of unconditional endowment grant liability	94	118	—
Accretion of debt discounts	11	104	27
Amortization of premiums (discounts) on short-term investments	(320)	78	157
Issuance of common stock warrant to third-party service provider	—	—	43
Changes in operating assets and liabilities:
Accounts receivable	(1,579)	(1,572)	(4,206)
Inventory, net	(13,244)	(3,741)	(3,913)
Prepaid expenses and other current assets	(4,108)	(5,338)	(2,386)
Other assets	(1,026)	(318)	(802)
Accounts payable	6,010	(2,576)	(88)
Accrued consignor payable	17,561	6,587	10,462
Other accrued and current liabilities	10,686	15,681	6,144
Other noncurrent liabilities	2,762	3,376	33
Net cash used in operating activities	(54,490)	(47,195)	(38,574)
Cash flow from investing activities:
Purchases of short-term investments	(220,609)	(31,454)	(27,521)
Proceeds from maturities of short-term investments	39,281	9,624	30,338
Proceeds from sale of short-term investments	—	7,023	—
Capitalized proprietary software development costs	(9,267)	(5,724)	(2,521)
Purchases of property and equipment	(24,761)	(13,392)	(11,599)
Net cash used in investing activities	(215,356)	(33,923)	(11,303)
Cash flow from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	315,541	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	43,492	86,640	47,757
Proceeds from issuance of convertible preferred stock, net of issuance costs	26,283	9,627	—
Proceeds from issuance of convertible notes, net of issuance costs	—	14,273	—
Proceeds from exercise of stock options and common stock warrants	2,729	614	212
Payment of deferred offering costs	—	(24)	—
Taxes paid related to net share settlement of equity awards	(130)	—	—
Issuance cost paid related to conversion of convertible notes	—	(545)	—
Repayment of debt	(9,250)	(4,500)	(1,250)
Net cash provided by financing activities	378,665	106,085	46,719
Net increase in cash, cash equivalents and restricted cash	108,819	24,967	(3,158)
Cash, cash equivalents, and restricted cash
Beginning of period	45,627	20,660	23,818
End of period	$154,446	$45,627	$20,660

Supplemental disclosures of cash flow information
Cash paid for interest	$553	$666	$704
Cash paid for income taxes	102	49	22
Supplemental disclosures of non-cash investing and financing activities
Issuance of convertible preferred stock upon extinguishment of convertible notes	—	10,557	—
Issuance of redeemable convertible preferred stock upon extinguishment of convertible notes	—	5,642	—
Accretion of redeemable convertible preferred stock to redemption value	3,355	8,922	2,610
Loss on extinguishment of convertible notes	—	370	—
Purchases of property and equipment included in accounts payable	1,841	158	196
Deferred offering costs in accounts payable and accrued liabilities	(10)	10	—
Reclassification of deferred offering costs	5,333	—	—
Conversion of convertible preferred stock warrants in connection with IPO	2,710	—	—
Conversion of redeemable convertible preferred stock in connection with IPO	198,228	—	—
Conversion of convertible preferred stock in connection with IPO	169,102	—	—
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Notes to Financial Statements

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit), and cash flows for the periods presented. Certain corrections to reclassify amounts in the prior periods have been made to conform to the current period presentation, as described in Note 2. The Company’s functional and reporting currency is the U.S. dollar.

Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 27, 2019, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 28, 2019. On July 2, 2019, the Company completed its IPO, selling 15,000,000 shares of common stock at a price to the public of $20.00 per share, plus an additional 2,250,000 shares of common stock at a price to the public of $20.00 per share pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received aggregate net proceeds of $315.5 million after deducting underwriting discounts and commissions of $24.1 million and issuance costs of $5.3 million.

Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 500,000,000 shares of common stock and 50,000,000 shares of undesignated preferred stock.

The Company recorded the conversion of 114,960,357 shares of convertible preferred stock and redeemable convertible preferred stock then outstanding into 58,363,606 shares of common stock to additional paid-in capital. All outstanding preferred stock warrants converted into an aggregate of 103,563 common stock warrants.

Reverse Stock Split

On June 13, 2019, the Company effected a reverse split of shares of the Company’s common stock on a 1-for-2 basis (the “Reverse Stock Split”). All issued and outstanding shares of common stock, warrants for common stock, options to purchase common stock and the related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value and authorized shares of common stock were not adjusted as a result of the Reverse Stock Split. Additionally, the authorized, issued and outstanding shares of redeemable convertible preferred stock and convertible preferred stock and their related per share amounts, other than the conversion price per share, were not adjusted as a result of the Reverse Stock Split.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve and material right related to the Company’s tiered consignor commission plan, valuation of inventory, stock-based compensation, redemption value of redeemable convertible preferred stock, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Net Loss per Share Attributable to Common Stockholders

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available or attributable to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Before the IPO, the Company’s redeemable convertible preferred stock and convertible preferred stock were considered participating securities. However, the holders of such shares did not have a contractual obligation to participate in the Company’s losses.

For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued within the calculation, if their effect is anti-dilutive.

Segments

The Company has one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to consignors and buyers based in the United States.

Revenue Recognition

The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail locations.

Consignment and Service Revenue

The Company provides a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail locations. The Company retains a percentage of the proceeds received as payment for its consignment service, which the Company refers to as its take rate. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the consignor until transferred to the buyer subsequent to purchase of the consigned goods and expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where returned goods become Company-owned inventory.

The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of certain buyer incentives and estimated returns and cancellations. The Company recognizes a returns reserve based on historical experience, which is recorded in other accrued and current liabilities on the balance sheets (see Note 5). Sales tax assessed by governmental authorities is excluded from revenue.

Certain transactions provide consignors with a material right resulting from the tiered consignor commission plan. Under this plan, the amount an individual consignor receives for future sales of consigned goods may be dependent on previous consignment sales for that consignor within his/her consignment period. Accordingly, in certain consignment transactions, a small portion of the Company’s consignment revenue is allocated to such material right using the portfolio method and recorded as deferred revenue, which is recorded in other accrued and current liabilities on the balance sheets.

The Company charges shipping fees to buyers and has elected to treat shipping and handling activities performed after control transfers to the buyer as fulfillment activities. All outbound shipping and handling costs are accounted for as fulfillment costs in cost of consignment and service revenue at the time revenue is recognized.

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2019, 2018, and 2017.

Direct Revenue

The Company generates direct revenue from the sale of Company-owned inventory. The Company recognizes direct revenue on a gross basis upon shipment of the purchased good to the buyer as the Company acts as the principal in the transaction. Direct revenue is recognized net of incentives and estimated returns. Sales tax assessed by governmental authorities is excluded from revenue. Cost of direct revenue is also recognized upon shipment to the buyer in an amount equal to that paid to the consignor from the original consignment sale.

Incentives

Promotional incentives, which include basket promotional code discounts and other credits, may periodically be offered to consignors and buyers. These are treated as a reduction of consignment and service revenue and direct revenue. Additionally, the Company may offer site credits to buyers on current transactions to be applied towards future transactions, which are accounted as deferred revenue and included in other accrued and current liabilities on the balance sheets.

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan totaling $3.5 million and $2.7 million as of December 31, 2019 and 2018, respectively, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of December 31, 2019 and December 31, 2018. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year.

Cost of Revenue

Cost of consignment and service revenue consist of shipping costs, credit card fees, packaging, customer service personnel-related costs, and website hosting services. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, and website hosting services.

Marketing

Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $40.5 million, $36.6 million, and $32.1 million in 2019, 2018 and 2017, respectively.

Operations and Technology

Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2019, 2018 and 2017, the Company capitalized proprietary software developments costs of $9.3 million, $5.7 million, and $2.5 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.

Selling, General and Administrative

Selling, general and administrative expense is principally comprised of the personnel-related costs for employees involved in sales, finance and administration, and includes stock-based compensation expense. Selling, general and administrative expense also includes allocated facility and overhead costs and professional services, including accounting and legal advisors.

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

Certain employees have sold their shares of the Company’s common stock to the Company’s existing investors. In such secondary sale transactions, the Company recorded the difference in purchase price and the fair value of such shares as compensation expense in the statements of operations and a corresponding credit to additional paid-in capital.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in U.S. treasury securities.

Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. As of December 31, 2019 and December 31, 2018, the Company had restricted cash in the amounts of zero and $11.2 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$154,446	$34,393	$16,486
Restricted cash	—	11,234	4,174
Total cash, cash equivalents and restricted cash	$154,446	$45,627	$20,660

Short-term Investments

The Company has classified and accounted for its short-term investments as available-for-sale which are carried at fair value on its balance sheets. Available-for-sale securities with remaining maturities of 12 months or less are classified as short term and available-for-sale securities with remaining maturities greater than 12 months are classified as long term. The Company records any unrealized gains and losses within accumulated other comprehensive gain (loss) as a component of stockholders’ equity (deficit), except for unrealized losses determined to be other than temporary, of which there were none as of December 31, 2019 and 2018.

The Company evaluates its short-term investments periodically for possible impairment. A decline in the fair value below the amortized costs of the short-term investment is considered an other-than-temporary impairment if the Company has the intent to sell the short-term investments or it is more likely than not that the Company will be required to sell the short-term investment before recovery of the entire amortized cost basis.

Accounts Receivable

Accounts receivables are recorded at the amounts billed to buyers and do not bear interest. Accounts receivables result from credit card transactions, the majority of which are settled within two business days.

Inventory, Net

Inventory primarily consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company in an amount equal to that paid to the consignor. The Company also periodically purchases finished goods directly from vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value.

Our provisions to write down obsolete and excess inventory to net realizable value have not been material for 2019 and 2018.

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Repair and maintenance costs are expensed as incurred.

The estimated useful lives of our assets are as follows:

Proprietary software	3 years
Furniture and equipment	3-5 years
Vehicles	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Software Development Costs

Proprietary software includes the costs of developing the Company’s internal proprietary business platform and automation projects. The Company capitalizes qualifying proprietary software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed and (2) it is probable that the software will be completed and used for its intended function. Such costs are capitalized in the period incurred. Capitalization ceases and amortization begins when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.

Impairment of Long-lived Assets

The carrying amounts of long-lived assets, including property and equipment, net and capitalized proprietary software, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of assets to future undiscounted net cash flows the assets are expected to generate over their remaining life.

If the assets are considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the anticipated equity offering, are capitalized and offset against proceeds upon the consummation of the offering. In the event an anticipated offering is abandoned, deferred offering costs will be expensed. In 2019, offering costs of $0.3 million were expensed. As of December 31, 2019, $5.3 million deferred offering costs were offset against the offering proceeds within stockholders’ equity (deficit) on the balance sheets. As of December 31, 2018 deferred offering costs of $34,000 were capitalized and included in other assets on the balance sheets.

Accretion of Redeemable Convertible Preferred Stock

The carrying value of the redeemable convertible preferred stock that is probable of redemption is accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method until redemption is no longer probable. Increases to the carrying value of redeemable convertible preferred stock recognized in each period are charged to additional paid-in capital, or in the absence of additional paid-in capital, charged to accumulated deficit.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in loss in the period of enactment. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable, and investments. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash and cash equivalents, restricted cash, and investments with major financial institutions within the United States.

As of December 31, 2019 and December 31, 2018, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2019, 2018, and 2017.

Immaterial Correction of an Error in Prior Periods

During the quarter ended December 31, 2019, the Company identified errors related to the presentation of certain sale transactions recorded on a net basis within consignment and service revenue which have been corrected to be presented on a gross basis within direct revenue and related cost of direct revenue. In accordance with FASB Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual financial statements. Since these revisions were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical financial statements presented herein. The Company recognized the effect of the error in 2018 by increasing direct revenue and cost of revenue by approximately $9.7 million and $6.4 million, respectively, and recording a corresponding decrease in consignment and service revenue of $3.4 million. The effect of the error correction in 2017 was an increase in direct revenue and cost of revenue by approximately $5.5 million and $3.7 million, respectively, with a corresponding decrease in consignment and service revenue of $1.9 million.

The following table presents the effects of the immaterial error correction on the statements of operations for the period indicated (in thousands):

	Year Ended December 31, 2018
	As previously reported	Adjustments	As Adjusted
Revenue:
Consignment and service revenue	$183,991	$(3,384)	$180,607
Direct revenue	23,385	9,740	33,125
Total revenue	207,376	6,356	213,732
Cost of revenue:
Cost of consignment and service revenue	50,855	—	50,855
Cost of direct revenue	19,603	6,356	25,959
Total cost of revenue	70,458	6,356	76,814
Gross profit	136,918	—	136,918

	Year Ended December 31, 2017
	As previously reported	Adjustments	As Adjusted
Revenue:
Consignment and service revenue	$121,210	$(1,869)	$119,341
Direct revenue	12,661	5,519	18,180
Total revenue	133,871	3,650	137,521
Cost of revenue:
Cost of consignment and service revenue	35,657	—	35,657
Cost of direct revenue	10,572	3,650	14,222
Total cost of revenue	46,229	3,650	49,879
Gross profit	87,642	—	87,642

The Company's statements of comprehensive loss, statements of redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit), and statements of cash flows for the above periods were not impacted by this immaterial correction of an error.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for non-public entities in fiscal years beginning after December 15, 2020 and interim periods in fiscal years beginning after December 15, 2021. Early adoption is permitted for all entities. As an “emerging growth company” as defined in the JOBS Act, the new standard is effective for the Company beginning January 1, 2021.  Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company will adopt the standard on January 1, 2020 using the modified retrospective approach whereby the new standard will be applied to all existing leases as of the adoption date.  Results and disclosures for reporting periods beginning after January 1, 2020 will be presented under Topic 842, while prior period amounts will remain unadjusted in accordance with legacy accounting under Topic 840. In addition, the Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard which allows it to carry forward historical lease classification. The Company has completed the process of identifying the arrangements subject to the new standard and is currently in the process of applying the new guidance to those arrangements, including the determination of the incremental borrowing rate for each arrangement.  Based on the adoption process completed to date, the Company expects to record a material increase to total assets and total liabilities on the Company’s balance sheets upon adoption resulting from the recording of right of use assets and lease liabilities for operating leases.  The Company does not believe the new standard will have a material impact on the statements of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to have a material impact on the operating results.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Note 3. Cash, Cash Equivalents and Short-term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$111,319	$—	$—	$111,319
U.S. Treasury securities	29,981	—	—	29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	3,749	—	—	3,749
Agency bonds	2,000	—	—	2,000
Commercial paper	1,998	—	—	1,998
Total cash and cash equivalents	$154,446	$—	$—	$154,446
Short-term investments:
U.S. Treasury securities	$151,857	$13	$—	$151,870
Corporate bonds	38,149	—	(5)	38,144
Agency bonds	11,028	—	(2)	11,026
Commercial paper	7,770	1	—	7,771
Total short-term investments	$208,804	$14	$(7)	$208,811

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$10,253	$—	$—	$10,253
Money market fund	140	—	—	140
Reverse repurchase agreements	24,000	—	—	24,000
Total cash and cash equivalents	$34,393	$—	$—	$34,393
Short-term investments:
Corporate bonds	$27,156	$—	$(25)	$27,131
Total short-term investments	$27,156	$—	$(25)	$27,131

As of December 31, 2019 and December 31, 2018, the contractual maturity for the short-term investments is less than one year. For the years ended December 31, 2019 and 2018, the Company recognized no material realized gains or losses on short-term investments.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasury securities	$29,981	$—	$—	$29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	—	3,749	—	3,749
Agency bonds	—	2,000	—	2,000
Commercial paper	—	1,998	—	1,998
Total cash equivalents	$35,380	$7,747	$—	$43,127
Short-term investments:
U.S. Treasury securities	$151,870	$—	$—	$151,870
Corporate bonds	—	38,144	—	38,144
Agency bonds	—	11,026	—	11,026
Commercial paper	—	7,771	—	7,771
Total short-term investments	$151,870	$56,941	$—	$208,811

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$140	$—	$—	$140
Reverse repurchase agreements	—	24,000	—	24,000
Total cash equivalents	$140	$24,000	$—	$24,140
Short-term investments:
Corporate bonds	$—	$27,131	$—	$27,131
Total short-term investments	$—	$27,131	$—	$27,131
Total assets	$140	$51,131	$—	$51,271
Liabilities
Convertible preferred stock warrant liability	$—	$—	$610	$610
Total liabilities	$—	$—	$610	$610

The fair value of the convertible preferred stock warrant liability on the date of issuance and each re-measurement date was estimated using the Black‑Scholes option pricing model.  Inputs used to determine the estimated fair value as of each valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares. The fair value of the convertible notes derivative liability on the date of issuance, each re-measurement date, and immediately prior to extinguishment was estimated using a probability weighted expected return. Due to the nature of these valuation models, the valuations of the warrants and the convertible notes derivative liability are considered a Level 3 measurements. The following table presents a rollforward of the fair value of the level 3 liabilities recorded at fair value (in thousands):

	Convertible Preferred Stock Warrant Liability	Convertible Notes Derivative Liability
Balance as of December 31, 2017	$160	$—
Recognition of derivative liability in connection with issuance of convertible notes	—	372
Changes in estimated fair value	450	1,248
Extinguishment of derivative liability on conversion of convertible notes	—	(1,620)
Balance as of December 31, 2018	610	—
Changes in estimated fair value	2,100	—
Reclass to additional paid-in capital upon conversion to common stock warrants	(2,710)	—
Balance as of December 31, 2019	$—	$—

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Proprietary software	$23,318	$14,052
Furniture and equipment	21,083	12,665
Automobiles	718	346
Leasehold improvements	43,505	25,702
	88,624	52,765
Less: accumulated depreciation and amortization	(32,793)	(19,479)
Property and equipment, net	$55,831	$33,286

Depreciation and amortization expense on property and equipment was $13.4 million, $9.3 million, and $5.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Returns reserve	$17,005	$14,311
Accrued compensation	11,626	8,078
Accrued marketing and outside services	6,830	4,152
Site credit liability	5,080	4,700
Accrued sales tax and other taxes	6,132	4,476
Deferred revenue	4,767	3,184
Other	3,127	3,055
Other accrued and current liabilities	$54,567	$41,956

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

On July 26, 2019 the Company fully repaid the principal of its Terms Loans in the amount of $6.5 million.  With the repayment of the term loans, the Company was no longer subject to debt covenants as of December 31, 2019. During the years ended December 31, 2019, 2018 and 2017, the Company recorded interest expense related to the Term Loans of $0.3 million, $0.7 million, and $0.6 million, respectively.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All convertible Preferred Stock Warrants were converted to common stock warrants and exercised through net share settlement in July 2019.  No warrants were outstanding as of December 31, 2019.

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

The Convertible Notes contained certain qualified financing and non-qualified financing redemption features which were determined to be a compound embedded derivative requiring bifurcation and separate accounting at its estimated fair value. On issuance of the Convertible Notes, the Company recognized a liability of $0.4 million for the estimated fair value of the embedded derivative and incurred $0.1 million in debt issuance costs, both of which were recorded as a debt discount associated with the Convertible Notes.

In June 2018, the outstanding balance of principal and accrued interest on the Convertible Notes of $14.6 million converted into 1,067,550 and 1,997,709 shares of the Company’s Series G redeemable convertible and convertible preferred stock, respectively, at a price of $4.7565 per share. The conversion of the Convertible Notes into Series G redeemable convertible preferred stock and Series G convertible preferred stock was accounted for as an extinguishment. The extinguishment of the Convertible Notes was considered a capital transaction and accordingly, the Company recognized a $0.4 million loss on extinguishment through additional paid in capital equal to the unamortized debt discount at the date of conversion.

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

In March 2019, the Company sold 6,350,345 shares of Series H redeemable convertible preferred stock and 3,831,766 shares of Series H convertible preferred stock at $6.8748 per share to new and existing investors for aggregate gross proceeds of $70.0 million.

On July 2, 2019 and immediately prior to the completion of the IPO, all outstanding shares of convertible preferred stock and redeemable convertible preferred stock then outstanding converted into 58,363,606 shares of common stock. The carrying value of the redeemable convertible preferred stock was accreted to redemption value from the date of issuance to the earliest redemption date using the effective interest method. As of March 31, 2019, the Company determined that redemption of the redeemable convertible preferred stock was not probable and as such, did not record any additional accretion after March 31, 2019.

Note 9. Common Stock

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,	December 31,
	2019	2018
Convertible preferred stock outstanding	—	36,862,298
Redeemable convertible preferred stock outstanding	—	16,410,256
Options issued and outstanding	9,171,756	9,672,102
Shares available for future stock option issuances	8,073,515	1,124,482
Restricted stock units	789,817	—
Warrants to purchase convertible preferred stock	—	103,563
Warrants to purchase common stock	—	10,677
Total	18,035,088	64,183,378

Note 10. Share-based Compensation Plans

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

Activity under the Company’s stock option plan is set forth below:

	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2018	1,124,482	9,672,102	3.00	7.1	44,883
Options authorized	8,000,000
Options granted	(2,025,475)	2,025,475	13.30
Options exercised	—	(1,551,313)	1.76
Options cancelled	974,508	(974,508)	6.29
Balances at December 31, 2019	8,073,515	9,171,756	5.14	6.8	128,079
Options vested and exercisable— December 31, 2019		5,526,316	2.63	5.6	89,784

The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018, and 2017 was $8.60 per share, $3.36 per share, and $1.26 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2019, 2018, and 2017 was $16.2 million, $1.4 million, and $0.4 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.

RSUs

A summary of RSU activity for the year ended December 31, 2019 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2018	—	$—	$—
Granted	851,770	23.65
Vested	(21,701)	24.69
Forfeited	(40,252)	24.26
Unvested December 31, 2019	789,817	$23.59	$14,888

The total fair value of RSUs vested during the year ended December 31, 2019 was $0.5 million.

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as stock-based compensation expense.  As of December 31, 2019, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 1,750,000 shares.  No offering period started during the year ended December 31, 2019 and thus there was no activity associated with the plan in 2019.

Stock-based Compensation

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment.

Fair Value of Common Stock— The fair value of the shares of common stock has historically been determined by the Company’s board of directors as there was no public market for the common stock. Subsequent to our IPO, the fair value per share of common stock is the closing price of the Company’s common stock as reported on the applicable grant date.

Expected Term —The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.

Volatility —Because the Company was privately held and did not have an active trading market for its common stock for a sufficient period of time, the expected volatility was estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.

Risk-free Rate —The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Dividends —The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.

The following assumptions were used to estimate the fair value of stock options granted:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.0 – 6.1	5.2 – 6.2	5.0 – 6.9
Expected volatility	44.2% – 47.8%	46.6% – 48.1%	47.0% – 50.3%
Average risk-free rate	1.9% – 2.6%	2.7% – 2.9%	1.7% – 2.2%
Dividend yield	—	—	—

As of December 31, 2019, total unrecognized stock-based compensation expense related to options was $19.4 million, respectively. These costs are expected to be recognized over a weighted average period of 2.7 years as of December 31, 2019.

As of December 31, 2019, the Company had approximately $17.1 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 3.6 years.

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Marketing	$392	$164	$129
Operations and technology	3,148	1,160	625
Selling, general and administrative	4,171	1,587	1,099
Total	$7,711	$2,911	$1,853

The amounts presented in the above table exclude compensation expense related to the stock sales by current and former employees.  In September 2018, executives of the Company sold an aggregate of 432,270 shares of the Company’s common stock at a price of $9.0902 per share for an aggregate amount of $3.9 million to certain of the Company’s existing investors. The Company determined that the purchase price was in excess of the fair value of such shares. As a result, during the year ended December 31, 2018, the Company recorded the excess of the purchase price above fair value of $0.8 million as compensation expense in the statements of operations and a corresponding credit to additional paid-in capital.

Additionally, in March 2019, executives of the Company sold an aggregate of 382,477 shares of the Company’s common stock at a price of $12.72 per share for an aggregate amount of $4.9 million to certain of the Company’s existing investors. The Company determined that the purchase price was in excess of the fair value of such shares. As a result, during the year ended December 31, 2019, the Company recorded the excess of the purchase price above fair value of $0.8 million as compensation expense in the statement of operations and a corresponding credit to additional paid-in capital.

Note 11. Commitments and Contingencies

Leases

The Company leases its corporate offices, retail spaces and merchandising and fulfillment facilities under various noncancelable operating leases with terms ranging from one year to eleven years. Rent expense from operating leases totaled $18.1 million, $10.4 million, and $7.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The current portion of deferred rent was $0.8 million and $0.7 million as of December 31, 2019 and 2018, respectively and is included in other accrued and current liabilities on the balance sheets. The noncurrent portion of deferred rent was $8.0 million and $5.3 million as of December 31, 2019 and 2018, respectively and is included in other noncurrent liabilities on the balance sheets.

The Company has capital lease obligations for certain vehicles and equipment which totaled $0.4 million and $0.4 million as of December 31, 2019 and 2018, respectively. Interest expense related to capital leases was not material in the years ended December 31, 2019, 2018, and 2017.

As of December 31, 2019, the Company’s future minimum lease payments under the noncancelable leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$20,530
2021	22,059
2022	19,610
2023	18,307
2024	17,957
Thereafter	67,208
Total future minimum payments	$165,671

Noncancelable Purchase Commitments

As of December 31, 2019, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2020	$3,911
2021	2,334
2022	807
2023	—
2024	—
Total future minimum payments	$7,052

Other Commitments

In January 2018, the Company and the University of Arizona Foundation entered into an endowment agreement (the “Endowment Agreement”) to establish a fund (the “Fund”) to create and grow a gemology degree program in the Department of Geosciences at the University of Arizona (the “University”). The Company agreed to donate a total of $2.0 million, payable in four annual installments of $0.5 million. The first installment was paid in January 2018 on execution of the Endowment Agreement. The second installment was made in 2019.

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

Interest expense related to the accretion of the grant liability was not material in the years ended December 31, 2019 and 2018.  As of December 31, 2019, the outstanding liability was $0.9 million, of which $0.5 million is included in other accrued and current liabilities on the balance sheets and $0.4 million is included in other noncurrent liabilities on the balance sheets. As of December 31, 2018, the outstanding liability was $1.4 million, of which $0.5 million is included in other accrued and current liabilities on the balance sheets and $0.9 million is included in other noncurrent liabilities on the balance sheets.

Contingencies

From time to time, the Company is subject to, and it is presently involved in, litigation and other legal proceedings and from time to time, the Company receives inquiries from government agencies. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  The Company discloses material contingencies when a loss is not probable but reasonably possible.

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

On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint and defendants’ demurrer is due on March 13, 2020.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal.  Separately, an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and on February 18, 2020, the Court ordered a schedule for the filing of an amended complaint and any motion to dismiss that amended complaint. These complaints allege claims under the Securities Act of 1933, as amended (“Securities Act”) on behalf of a purported class of those who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of the Company’s key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  While the Company intends to vigorously defend against this litigation, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company's various services, or its acts or omissions. The Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in its financial statements.

Note 12. Income Taxes

The components of the Company’s income tax provision consisted of (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	199	99	57
Total current tax expense	199	99	57
Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$199	$99	$57

The reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$(20,272)	$(15,890)	$(17,637)
State taxes, net of federal effect	(5,170)	(4,280)	(2,150)
Non-deductible items	1,429	537	618
Valuation allowance	24,212	19,732	19,226
Provision for income taxes	$199	$99	$57

The Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$78,875	$61,173
Fixed assets and intangibles	2,747	1,380
Accruals and reserves	8,430	3,702
Gross deferred tax assets	90,052	66,255
Less: valuation allowance	(88,450)	(65,611)
Total deferred tax assets	1,602	644
Deferred tax liabilities:
Fixed assets and intangibles	(1,602)	(644)
Gross deferred tax liabilities	(1,602)	(644)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against our U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2019 and December 31, 2018 was an increase of $22.8 million and an increase of $21.0 million, respectively.

As of December 31, 2019 and 2018, the Company has a net operating loss carryforward of $302.2 million and $232.2 million for federal tax purposes, respectively, and $260.7 million and $199.8 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2032 for California purposes. Based on the available positive and negative evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $168.2 million of the federal net operating losses will begin to expire in 2032. However, $134.0 million of the federal net operating losses will not expire.

The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. During 2019, we analyzed whether any of the reported net operating losses would be limited because of these rules. Based on our analysis we believe $3.3 million of the Federal and $2.1 million of California net operating losses will not be available to offset future taxable income because of the limitation. The reported net operating losses have been adjusted based on this analysis.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of December 31, 2019 and 2018, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three years after utilization.

As of December 31, 2019 and 2018, the Company does not have uncertain tax positions for which it has recorded as a liability. The Company’s policy is to include interest and penalties as a component to the statements of operations. There were no material tax penalties or interest during the years ended December 31, 2019, 2018, and 2017.

Note 13. Net Loss Per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net loss attributable to common stockholders	$(100,101)	$(84,687)	$(54,918)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	47,478,544	8,365,344	8,145,787
Net loss per share attributable to common stockholders, basic and diluted	$(2.11)	$(10.12)	$(6.74)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2019	2018	2017
Convertible preferred stock	—	36,862,298	34,917,375
Redeemable convertible preferred stock	—	16,410,256	7,361,818
Options to purchase common stock	9,171,756	9,672,102	7,798,568
Restricted stock units	789,817	—	—
Warrants to purchase convertible preferred stock	—	103,563	103,563
Warrant to purchase common stock	—	10,677	67,974
Total	9,961,573	63,058,896	50,249,298

14. Retirement Plan

The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $1,000 per participant per year. The Company’s contributions to the 401(k) plan were immaterial for the years ended December 31, 2019, 2018, and 2017.

15. Related Parties

Julie Wainwright, President and Chief Executive Offer, is a board member of the RealReal Foundation, a 501(c)(3) organization, which is not a consolidated entity of the Company. During the year ended December 31, 2019, the Company donated $3.2 million to the RealReal Foundation.

16. Subsequent Events

In January 2020, the Company signed a noncancelable operating lease to extend and expand the existing lease in New York, NY to a 96-month term ending January 2028. The minimum lease payments for the extension are $14.7 million.