Form 10-Q
period 2020-03-31
TheRealReal, Inc.
filed 2020-05-07
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 86,894,511 shares of common stock, $0.00001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2020 and December 31, 2019	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2020 and 2019	2
	Condensed Statements of Comprehensive Loss for the Three Months Ended March 31, 2020 and 2019	3
	Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of March 31, 2020 and 2019	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
Signatures		53

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding the ongoing impact of the COVID-19 pandemic on our business, our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, the opening of additional retail stores in the future, the development of our automation technology, expectations for capital requirements and the use of proceeds from our initial public offering, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “will”, “expects,” “plans,” “anticipates,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (SEC). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of the COVID-19 pandemic;

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE REALREAL, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$134,662	$154,446
Short-term investments	168,592	208,811
Accounts receivable	3,089	7,779
Inventory, net	24,916	23,599
Prepaid expenses and other current assets	11,273	13,804
Total current assets	342,532	408,439
Property and equipment, net	59,637	55,831
Operating lease right-of-use assets	124,346	—
Other assets	3,025	2,660
Total assets	$529,540	$466,930
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,916	$11,159
Accrued consignor payable	33,489	52,820
Operating lease liabilities, current portion	14,209	—
Other accrued and current liabilities	43,941	54,567
Total current liabilities	101,555	118,546
Operating lease liabilities, net of current portion	120,174	—
Other noncurrent liabilities	1,038	9,456
Total liabilities	222,767	128,002
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 86,850,694 and 85,872,320 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	699,249	693,426
Accumulated other comprehensive income	321	7
Accumulated deficit	(392,798)	(354,506)
Total stockholders’ equity	306,773	338,928
Total liabilities and stockholders’ equity	$529,540	$466,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Consignment and service revenue	$65,297	$55,575
Direct revenue	12,942	15,007
Total revenue	78,239	70,582
Cost of revenue:
Cost of consignment and service revenue	18,088	15,946
Cost of direct revenue	10,954	12,254
Total cost of revenue	29,042	28,200
Gross profit	49,197	42,382
Operating expenses:
Marketing	12,922	11,733
Operations and technology	40,737	31,544
Selling, general and administrative	35,104	22,319
Total operating expenses	88,763	65,596
Loss from operations	(39,566)	(23,214)
Interest income	1,286	405
Interest expense	(20)	(131)
Other income (expense), net	8	(282)
Loss before provision for income taxes	(38,292)	(23,222)
Provision for income taxes	—	—
Net loss	$(38,292)	$(23,222)
Accretion of redeemable convertible preferred stock to redemption value	$—	$(3,355)
Net loss attributable to common stockholders	$(38,292)	$(26,577)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(3.05)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	86,588,796	8,705,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(38,292)	$(23,222)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	314	28
Comprehensive loss	$(37,978)	$(23,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	—	$—	—	$—	85,872,320	$1	$693,426	$7	$(354,506)	$338,928
Issuance of common stock upon exercise of options	—	—	—	—	964,085	—	2,564	—	—	2,564
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	14,289	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	—	—	—	—	3,410	—	—	3,410
Other comprehensive income	—	—	—	—	—	—	—	314	—	314
Net loss	—	—	—	—	—	—	—	—	(38,292)	(38,292)
Balance as of March 31, 2020	—	$—	—	$—	86,850,694	$1	$699,249	$321	$(392,798)	$306,773

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2018	31,053,601	$151,381	73,724,645	$142,819	8,593,077	$—	$—	$(25)	$(257,665)	$(257,690)
Issuance of Series H redeemable convertible preferred stock net of issuance costs of $86	6,350,345	43,572	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock net of issuance costs of $63	—	—	3,831,766	26,279	—	—	—	—	—	—
Accretion of redeemable preferred stock to redemption value	—	3,355	—	—	—	—	(3,260)	—	(95)	(3,355)
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	819	—	—	819
Issuance of common stock upon exercise of options	—	—	—	—	739,053	—	1,319	—	—	1,319
Issuance of common stock upon exercise of warrants	—	—	—	—	4,935	—	13	—	—	13
Stock-based compensation expense	—	—	—	—	—	—	1,109	—	—	1,109
Other comprehensive income	—	—	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	—	—	(23,222)	(23,222)
Balance as of March 31, 2019	37,403,946	$198,308	77,556,411	$169,098	9,337,065	$—	$—	$3	$(280,982)	$(280,979)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,292)	$(23,222)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,145	2,808
Stock-based compensation expense	3,410	1,109
Reduction of operating lease right-of-use assets	4,121	—
Bad debt expense	455	321
Compensation expense related to stock sales by current and former employees	—	819
Change in fair value of convertible preferred stock warrant liability	—	280
Accretion of unconditional endowment grant liability	23	26
Accretion of debt discounts	—	7
Amortization of premiums (discounts) on short-term investments	(207)	40
Changes in operating assets and liabilities:
Accounts receivable	4,235	(4,050)
Inventory, net	(1,317)	(173)
Prepaid expenses and other current assets	2,356	(2,388)
Other assets	(365)	(111)
Operating lease liability	(2,721)	—
Accounts payable	(2,206)	797
Accrued consignor payable	(19,331)	1,292
Other accrued and current liabilities	(8,865)	(475)
Other noncurrent liabilities	(412)	349
Net cash used in operating activities	(54,971)	(22,571)
Cash flow from investing activities:
Purchases of short-term investments	(73,280)	—
Proceeds from maturities of short-term investments	114,020	12,873
Capitalized proprietary software development costs	(1,480)	(1,686)
Purchases of property and equipment	(6,486)	(3,743)
Net cash provided by investing activities	32,774	7,444
Cash flow from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	43,572
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	26,279
Proceeds from exercise of stock options and common stock warrants	2,564	1,332
Payment of deferred offering costs	—	(222)
Taxes paid related to restricted stock vesting	(151)	—
Repayment of debt	—	(1,250)
Net cash provided by financing activities	2,413	69,711
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,784)	54,584
Cash, cash equivalents, and restricted cash
Beginning of period	154,446	45,627
End of period	$134,662	$100,211

Supplemental disclosures of cash flow information
Cash paid for interest	$4	$98
Supplemental disclosures of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	—	3,355
Purchases of property and equipment included in accounts payable and other current liabilities	(771)	(704)
Purchases of capitalized proprietary software development costs included in accounts payable and other current liabilities	756	—
Deferred offering costs in accounts payable and accrued liabilities	—	1,457

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

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility of financial markets.  While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects its business operations and results of operations, including its net revenues, earnings and cash flows, will be materially adversely impacted, including as a result of reduced operations in its fulfillment centers, temporary closures of retail stores, decreased productivity due to shelter-in-place orders, and a slowdown in the U.S. economy and uncertain global economic outlook.

The Company believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents and short-term investments as of March 31, 2020 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. The Company’s functional and reporting currency is the U.S. dollar.

The condensed balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit), and cash flows for the periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve and material right related to the Company’s tiered consignor commission plan, valuation of inventory, stock-based compensation, redemption value of redeemable convertible preferred stock, incremental borrowing rates related to lease liability, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

The Company is not presently aware of any events or circumstances arising from the COVID-19 pandemic that would require it to update its estimates, assumptions or revise the carrying value of its assets or liabilities. Its estimates may change, however, as new events occur and additional information is obtained; any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to the financial statements.

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

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2020 and 2019.

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

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan totaling $2.6 million as of March 31, 2020 and $3.5 million as of December 31, 2019, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of March 31, 2020 and December 31, 2019. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year.

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

Certain employees have sold their shares of the Company’s common stock to the Company’s existing investors. In such secondary sale transactions, the Company recorded the difference in purchase price and the fair value of such shares as compensation expense within selling, general and administrative in the statements of operations and a corresponding credit to additional paid-in capital.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$134,662	$88,790
Restricted cash	—	11,421
Total cash, cash equivalents and restricted cash	$134,662	$100,211

Short-term Investments

The Company has classified and accounted for its short-term investments as available-for-sale which are carried at fair value on its balance sheets. Available-for-sale securities with remaining maturities of 12 months or less are classified as short term and available-for-sale securities with remaining maturities greater than 12 months are classified as long term. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit), except for unrealized losses determined to be other than temporary, of which there were none as of March 31, 2020 and 2019.

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

Our provisions to write down obsolete and excess inventory to net realizable value have not been material for the three months ended March 31, 2020 and 2019.

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

Convertible Preferred Stock Warrant Liability

The Company issued convertible preferred stock warrants in conjunction with the issuance of debt. Such warrants were recorded as other noncurrent liabilities on the balance sheets at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other income (expense), net. The Company continued to remeasure these warrants until the earlier of the expiration, exercise or conversion of the convertible preferred stock warrants into common warrants, which occurred upon the completion of the IPO on July 2, 2019. In connection with the completion of the IPO, the convertible preferred stock warrants automatically converted into common stock warrants. Upon conversion of the convertible preferred stock warrants, the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Leases

Prior to the adoption of ASC 842

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

Subsequent to the adoption of ASC 842

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease.   For the Company’s operating leases, the Company records a lease liability based on the present value of the lease payments at lease inception, using the applicable incremental borrowing rate.  The Company estimates the incremental borrowing rate based on its own synthetic credit ratings, corresponding yield curves, and the terms of each lease, from the financial credit market information available at the lease commencement date.  The corresponding right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease.  The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease.  Operating lease right-of-use assets, operating lease liabilities, current portion and operating lease liabilities, net of current portion are included on the Company’s condensed balance sheet.

The Company has elected the practical expedients that allows for the combination of lease components and non-lease components and to record short-term leases as lease expense on a straight-line basis on the condensed statements of operations.  Variable lease payments are recorded as expense as they are incurred.

The Company has finance leases for several vehicles, and the amounts of finance lease right-of-use assets and finance lease liabilities have been immaterial to date.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and investments. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash and cash equivalents, restricted cash and investments with major financial institutions within the United States.

As of March 31, 2020 and December 31, 2019, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2020 and 2019.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable. This new standard requires substantially all leases to be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for non-public entities in fiscal years beginning after December 15, 2021 and interim periods in fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. As an “emerging growth company” as defined in the JOBS Act, the new standard is effective for the Company beginning January 1, 2022. The Company chose to early adopt the standard on January 1, 2020.  The Company can choose to adopt new or revised accounting standards earlier than such time those standards apply to private companies and retain its election for the extended transition period, if early adoption is permitted for all entities.

The Company adopted and began applying the standard on January 1, 2020 using the modified retrospective approach and applied it to all existing leases as of the adoption date, which allows for a cumulative-effect adjustment to retained earnings on the adoption date.  The Company will continue to present prior periods amounts under ASC 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which does not require the Company to reassess whether contracts that expired prior to the adoption date contained an embedded lease, reassess historical lease classification, or evaluate direct costs for leases that were in effect at the adoption date.

As a result of implementing this guidance, the Company recognized $110.3 million in right of use assets as of January 1, 2020. The Company also recorded $12.8 million in current operating lease liabilities and $106.2 million in operating lease liabilities, net of current portion in its condensed balance sheet as of January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020, which did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. As an “emerging growth company” as defined in the JOBS Act, the new standard is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. As an “emerging growth company” as defined in the JOBS Act, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the Company’s adoption date of ASC 606. The Company does not expect the adoption of this standard to have a material impact on the operating results.

Note 3. Cash, Cash Equivalents and Short-term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$50,257	$—	$—	$50,257
U.S. Treasury securities	39,978	20	—	39,998
Money market fund	39,412	—	—	39,412
Corporate bonds	—	—	—	—
Agency bonds	—	—	—	—
Commercial paper	4,994	1	—	4,995
Total cash and cash equivalents	$134,641	$21	$—	$134,662
Short-term investments:
U.S. Treasury securities	$100,928	$511	$—	$101,439
Corporate bonds	51,569	—	(225)	51,344
Agency bonds	10,000	13	—	10,013
Commercial paper	5,794	2	—	5,796
Total short-term investments	$168,291	$526	$(225)	$168,592

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$111,319	$—	$—	$111,319
U.S. Treasury securities	29,981	—	—	29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	3,749	—	—	3,749
Agency bonds	2,000	—	—	2,000
Commercial paper	1,998	—	—	1,998
Total cash and cash equivalents	$154,446	$—	$—	$154,446
Short-term investments:
U.S. Treasury securities	$151,857	$13	$—	$151,870
Corporate bonds	38,149	—	(5)	38,144
Agency bonds	11,028	—	(2)	11,026
Commercial paper	7,770	1	—	7,771
Total short-term investments	$208,804	$14	$(7)	$208,811

As of March 31, 2020 and December 31, 2019, the contractual maturity for the short-term investments is less than one year. For the three months ended March 31, 2020 and 2019, the Company recognized no material realized gains or losses on short-term investments.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasury securities	$39,998	$—	$—	$39,998
Money market fund	39,412	—	—	39,412
Commercial paper	—	4,995	—	4,995
Total cash equivalents	$79,410	$4,995	$—	$84,405
Short-term investments:
U.S. Treasury securities	$101,439	$—	$—	$101,439
Corporate bonds	—	51,344	—	51,344
Agency bonds	—	10,013	—	10,013
Commercial paper	—	5,796	—	5,796
Total short-term investments	$101,439	$67,153	$—	$168,592

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasury securities	$29,981	$—	$—	$29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	—	3,749	—	3,749
Agency bonds	—	2,000	—	2,000
Commercial paper	—	1,998	—	1,998
Total cash equivalents	$35,380	$7,747	$—	$43,127
Short-term investments:
U.S. Treasury securities	$151,870	$—	$—	$151,870
Corporate bonds	—	38,144	—	38,144
Agency bonds	—	11,026	—	11,026
Commercial paper	—	7,771	—	7,771
Total short-term investments	$151,870	$56,941	$—	$208,811

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Proprietary software	$25,554	$23,318
Furniture and equipment	22,848	21,083
Automobiles	491	718
Leasehold improvements	47,207	43,505
	96,100	88,624
Less: accumulated depreciation and amortization	(36,463)	(32,793)
Property and equipment, net	$59,637	$55,831

Depreciation and amortization expense on property and equipment was $4.1 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Returns reserve	$10,662	$17,005
Accrued compensation	8,745	11,626
Site credit liability	5,784	5,080
Accrued sales tax and other taxes	3,984	6,132
Deferred revenue	3,690	4,767
Accrued marketing and outside services	8,728	6,830
Other	2,348	3,127
Other accrued and current liabilities	$43,941	$54,567

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

On July 26, 2019 the Company fully repaid the principal of its Terms Loans in the amount of $6.5 million.  With the repayment of the term loans, the Company was no longer subject to debt covenants as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to the Term Loans of zero and $0.1 million, respectively.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All convertible Preferred Stock Warrants were converted to common stock warrants and exercised through net share settlement in July 2019.  No warrants were outstanding as of March 31, 2020.

Note 7. Convertible Preferred Stock and Redeemable Convertible Preferred Stock

In March 2019, the Company sold 6,350,345 shares of Series H redeemable convertible preferred stock and 3,831,766 shares of Series H convertible preferred stock at $6.8748 per share to new and existing investors for aggregate gross proceeds of $70.0 million.  At March 31, 2019, convertible preferred stock and redeemable convertible preferred stock consisted of the following (in thousands, except share amounts):

	March 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series A	18,960,000	18,941,619	$9,161	$9,217
Series B	13,784,443	13,652,791	13,774	14,000
Series C	9,335,659	9,328,791	20,289	20,374
Series D	14,367,652	14,324,642	39,886	40,000
Series E	13,612,543	13,586,946	39,880	40,000
Series F	12,956,724	12,956,724	56,154	58,397
Series G	21,986,733	21,986,733	118,325	123,881
Series H	10,182,113	10,182,111	69,937	70,138
Total	115,185,867	114,960,357	$367,406	$376,007

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

Note 8. Share-based Compensation Plans

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

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period.    The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense.  As of March 31, 2020, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 1,750,000 shares.  No offering period started during the three months ended March 31, 2020 and thus there was no activity associated with the plan for the three months ended March 31, 2020.

Stock-based Compensation

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Marketing	$188	$68
Operations and technology	1,478	490
Selling, general and administrative	1,744	551
Total	$3,410	$1,109

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

Note 9. Leases

The Company leases its corporate offices, retail spaces and merchandising and fulfillment facilities under various noncancelable operating leases with terms ranging from one year to fourteen years.

The Company adopted ASU 2016-02 on January 1, 2020. At adoption, the Company measured the lease liability at the present value of the future lease payments as of January 1, 2020, using the Company’s incremental borrowing rate for each lease. The Company derived the incremental borrowing rate based on its own synthetic credit ratings, corresponding yield curves, and the terms of each lease, from the financial credit market information available at the adoption date. The corresponding right-of-use asset is valued at the amount of the lease liability adjusted for the remaining balance of unamortized lease incentives, prepaid rent and deferred rent as of the adoption date.

The Company recorded operating lease costs of $6.0 million and immaterial variable lease payments for the three months ended March 31, 2020. Rent expense under ASC 840 was $4.1 million for the three months ended March 31, 2019.

Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	$16,603
2021	24,123
2022	21,464
2023	20,087
2024	19,678
Thereafter	71,506
Total future minimum payments	$173,461
Less: Imputed interest	(39,078)
Present value of operating lease liabilities	$134,383

As of December 31, 2019, the Company’s future minimum lease payments under the noncancelable operating leases were as follows (in thousands):

Year ending December 31,	Amount
2020	$20,530
2021	22,059
2022	19,610
2023	18,307
2024	17,957
Thereafter	67,208
Total future minimum payments	165,671

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

Three Months Ended March 31, 2020
Operating cash flows used for operating leases	$4,597
Operating lease assets obtained in exchange for operating lease liabilities	$18,122

The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2020
Weighted average remaining lease term	7.9 years
Weighted average discount rate	6.8%

The Company has leases for certain vehicles that are classified as finance leases.  The finance lease right-of-use asset and finance lease liabilities for these vehicle leases are immaterial as of March 31, 2020.

Note 10. Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2022.  As of March 31, 2020, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.

Other Commitments

In January 2018, the Company and the University of Arizona Foundation entered into an endowment agreement (the “Endowment Agreement”) to establish a fund (the “Fund”) to create and grow a gemology degree program in the Department of Geosciences at the University of Arizona (the “University”). The Company agreed to donate a total of $2.0 million, payable in four annual installments of $0.5 million starting in January 2018.

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

Interest expense related to the accretion of the grant liability was not material in the three months ended March 31, 2020 and 2019.  As of March 31, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities. As of December 31, 2019, the outstanding liability was $0.9 million, of which $0.5 million is included in other accrued and current liabilities on the balance sheets and $0.4 million is included in other noncurrent liabilities on the balance sheets.

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

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company is due to file its Answer on May 29, 2020. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  Defendants’ filed a demurrer and motion to strike on March 13, 2020.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action. An Amended Consolidated Complaint was filed on March 31, 2020 and defendants are due to file a motion to dismiss on May 15, 2020. The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of the Company’s key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  While the Company intends to vigorously defend against this litigation, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the ‘Act’) was signed into law. The Act provides various forms of income tax relief to companies including additional carryback opportunities for net operating losses (NOLs), and the potential offset of 100% of taxable income with NOLs (as opposed to only 80% before the Act’s enactment). The Act also temporarily increases the interest deductibility threshold from 30% to 50% of adjusted taxable income. Further, some companies can immediately expense qualified improvement property, instead of depreciating those costs over 39 years, for income tax purposes.

Given the Company’s tax attributes, specifically large net operating loss carryforwards, the provisions do not create immediate material tax relief. However, the Company continues to monitor the various tax provisions.

Note 12. Net Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss attributable to common stockholders	$(38,292)	$(26,577)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	86,588,796	8,705,664
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(3.05)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2020	2019
Convertible preferred stock	—	38,778,180
Redeemable convertible preferred stock	—	19,585,426
Options to purchase common stock	7,988,747	9,204,328
Restricted stock units	1,752,275	—
Warrants to purchase convertible preferred stock	—	103,563
Warrant to purchase common stock	—	5,742
Total	9,741,022	67,677,239

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.

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

We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we provide White Glove in-home consultation and pickup, drop off at one of our ten luxury consignment offices (“LCOs”) four of which are located in our retail stores, or complimentary shipping directly to our merchandising and fulfillment facilities. We leverage our proprietary transactional database and market insights to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, individual stock keeping unit (“single-SKU”) inventory model and merchandising operations.

The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.

•

Consignment and service revenue. When we sell goods through our online marketplace on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2020 and 2019, our overall take rate on consigned goods was 36.2% and 35.3%, respectively. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, we take ownership of goods and retain 100% of the proceeds when the goods subsequently resell through our online marketplace.

We generate revenue from orders processed through our website, mobile app, LCOs, and four retail stores located in New York, Los Angeles, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 16.5 million members as of March 31, 2020. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through March 31, 2020, we have cumulatively paid approximately $1.5 billion in commissions to our consignors. In the three months ended March 31, 2020 and 2019, our GMV was $257.6 million and $224.1 million, respectively, representing a growth rate of 15%. In the three months ended March 31, 2020 and 2019, our total revenue was $78.2 million and $70.6 million, respectively, representing a growth rate of 11%. In the three months ended March 31, 2020 and 2019, our gross profit was $49.2 million and $42.4 million, respectively, representing a growth rate of 16%.

Impact of COVID-19 on Our Business

In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has adversely impacted our business operations and results of operations for the first quarter of 2020 as described in more detail under “Comparison of the Three Months Ended March 31, 2020 and

2019” below. To help control the spread of the virus and protect the health and safety of our employees and customers, we began modifying operating models and hours of our fulfillment facilities, enhancing our safety and cleaning protocols, and closing retail stores and luxury consignment offices temporarily. We enforced social distancing in our fulfillment facilities by staggering shifts and reducing staff onsite resulting in operations significantly below full capacity. In March 2020, GMV was negatively impacted by the limited operations in our fulfillment facilities. In March 2020, when many shelter-in-place directives went into effect, and continuing through mid-April 2020, GMV declined approximately 40%-45% year over year. During the last two weeks of April 2020, GMV trends have improved modestly. We also temporarily suspended all in-person White Glove consignment appointments in response to governmental requirements for shelter-in-place and social distancing.

We expect the evolving COVID-19 pandemic to continue to have a materially adverse impact on our business operations and results of operations, including our net revenues, earnings and cash flows, for at least the balance of 2020, including as a result of further spread of the disease, disruption in our fulfillment centers, temporary closures of retail stores and luxury consignment offices, decreased productivity due to shelter-in-place orders, changes in customer behaviors, and a slowdown in the U.S. economy and uncertain global economic outlook. The continuation of the outbreak may cause prolonged periods of store closures and modified operating schedules. It may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores. Travel and border closures do not significantly affect our business as we operate a U.S. focused marketplace.

We are focused on navigating these recent challenges presented by COVID-19 by implementing measures to realign our cost structure and preserve liquidity including reduced marketing investments, deferring certain capital investments, renegotiating certain vendor contracts, and reducing payroll costs, including through headcount reductions and employee furloughs.

We have taken actions to help ensure that our business will continue uninterrupted through the COVID-19 pandemic, including enforcing social distancing in our fulfillment centers, completing consignment appointments virtually, implementing curbside pick-up of products from our consignors, and implementing steps to enable employees to work remotely. The impact of these actions on our workforce are difficult to assess. However, we do not believe that these remote work arrangements have adversely affected our ability to maintain our financial reporting systems, internal control over financial reporting and disclosure controls and procedures. In addition, we do not expect to encounter any significant challenges to our ability to maintain these systems and controls.

We also do not expect the pandemic to affect the assets on our balance sheet and our ability to timely account for those assets.  In addition, we do not anticipate any material impairments with respect to long-lived assets, right-of-use assets or investments, increases in returns reserve, restructuring charges, other expenses, or changes in accounting judgments that would have a material impact on our financial statements.

Other Factors Affecting Our Performance

Other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic, impact our business. To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we focus on the factors described below. While each of these factors presents significant opportunity for our business, collectively, they also pose important challenges that we must successfully address in order to sustain our growth, improve our operating results and achieve and maintain our profitability.

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 13.9 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended March 31, 2020 and 2019 was 82% for both periods.

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

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of March 31, 2020, 13% of our buyers had become consignors and 55% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

Scaling operations and technology. To support the future growth of our business, we plan to expand our capacity through investments in physical infrastructure, talent and technology over the long term. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased merchandising and fulfillment facilities located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. The market for real estate to support operations centers such as ours is competitive, and once the COVID-19 pandemic has abated, we plan to continue to secure and efficiently bring online additional capacity to support future growth. The opening of our retail stores in New York in late 2017 and Los Angeles in mid-2018 significantly contributed to the increase in operations and technology expense in 2018. We opened a second retail store in New York in May 2019. We opened our fourth retail store in San Francisco in March 2020, and we intend to open additional retail stores in the future. As a result of the negative impacts of COVID-19 to our business, we have postponed the opening of our Chicago store to realign our cost structure and position ourselves for the long term. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We invest substantially in technology to automate our operations and support growth. We continue to strategically invest in technology despite the difficult operating environment resulting from COVID-19, as innovation positions us to scale and support growth once the economy normalizes.

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

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands, except AOV and percentages)
GMV	$257,606	$224,116
NMV	$184,625	$160,538
Number of Orders	574	498
Take Rate	36.2%	35.3%
Active Buyers	602	456
AOV	$449	$450

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

Adjusted EBITDA

Adjusted EBITDA means net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure.  The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA Reconciliation:
Net loss	$(38,292)	$(23,222)
Depreciation and amortization	4,145	2,808
Stock-based compensation	3,410	1,109
Legal settlement	1,110	—
Compensation expense related to stock sales by current and former employees	—	819
Interest income	(1,286)	(405)
Interest expense	20	131
Other (income) expense, net	(8)	282
Provision for income taxes	—	—
Adjusted EBITDA	$(30,901)	$(18,478)

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

Operations and Technology

Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. While we have implemented cost saving measures to address the challenges from the COVID-19 pandemic, we expect operations and technology expense to increase over the long term to support our growth, including bringing on additional merchandising and fulfillment facilities and continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

Selling, general and administrative expense is principally comprised of personnel-related costs for our sales professionals and employees involved in finance and administration. Selling, general and administrative expense also includes allocated facilities and overhead costs and professional services, including accounting and legal advisors.

Provision for Income Tax

Our provision for income taxes consists primarily of state minimum taxes in the United States. We have a full valuation allowance for our net deferred tax assets primarily consisting of net operating loss carryforwards, accruals and reserves. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2020	2019
Revenue:
Consignment and service revenue	$65,297	$55,575
Direct revenue	12,942	15,007
Total revenue	78,239	70,582
Cost of revenue:
Cost of consignment and service revenue	18,088	15,946
Cost of direct revenue	10,954	12,254
Total cost of revenue	29,042	28,200
Gross profit	49,197	42,382
Operating expenses:
Marketing	12,922	11,733
Operations and technology	40,737	31,544
Selling, general and administrative	35,104	22,319
Total operating expenses	88,763	65,596
Loss from operations	(39,566)	(23,214)
Interest income	1,286	405
Interest expense	(20)	(131)
Other income (expense), net	8	(282)
Loss before provision for income taxes	(38,292)	(23,222)
Provision for income taxes	—	—
Net loss	$(38,292)	$(23,222)

	Three Months Ended March 31,
	2020	2019
Revenue:
Consignment and service revenue	83%	79%
Direct revenue	17	21
Total revenue	100	100
Cost of revenue:
Cost of consignment and service revenue	23	23
Cost of direct revenue	14	17
Total cost of revenue	37	40
Gross profit	63	60
Operating expenses:
Marketing	17	17
Operations and technology	52	45
Selling, general and administrative	45	32
Total operating expenses	113	93
Loss from operations	(51)	(33)
Interest income	2	1
Interest expense	—	—
Other income (expense), net	—	—
Loss before provision for income taxes	(49)	(32)
Provision for income taxes	—	—
Net loss	(49)%	(32)%

Comparison of the Three Months Ended March 31, 2020 and 2019

Consignment and Service Revenue

Consignment and service revenue increased by $9.7 million, or 17%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The growth in revenue was driven primarily by growth in GMV during January and February 2020 and improvement in our take rate.  In January and February 2020, GMV increased in excess of 30% compared to the same period last year and GMV growth was driven by a 32% increase in active buyers. Active buyer growth was driven by an increase in new buyers due to the combination of the effect of marketing spend and consignors becoming buyers.  The increase in GMV growth during January and February 2020 was partially offset by the decrease in GMV in March 2020 as a result of the COVID-19 pandemic. GMV growth in the second week of March was 12% year over year. However, limited operations in our fulfillment facilities in accordance with shelter-in-place directives have significantly impacted GMV. From March 17, when Bay Area shelter in place directives went into effect, through March 31, GMV declined approximately 40%-45% year over year. Our take rate improved from 35.3% to 36.2% in the three months ended March 31, 2020 compared to the same period last year. Take rate improved due to changes to our commission structure that yielded a higher take rate on lower-priced items.

In March, both supply and demand were negatively impacted by limited operations in our fulfillment facilities in accordance with government mandated shelter-in-place and social distancing directives. Limited operations in our fulfillment centers constrained both our ability to source and process supply and consequently fulfill demand. The continuation of the outbreak may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores.

Direct Revenue

Direct revenue decreased by $2.1 million, or 14%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was driven in part by COVID-19 adverse impacts to our business noted above and lower mix of sales of items that we own. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer, but shipments slowed due to our limited fulfillment operations in our fulfillment centers as a result of the shelter-in-place directives in March 2020. We expect direct revenue as a percent of total revenue to vary from period to period.

Cost of Consignment and Service Revenue

Cost of consignment and service revenue increased by $2.1 million, or 13%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business.  Gross margin increased by 1.0% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributable to an overall improvement in shipping costs relating to more favorable terms with our shipping carrier partially offset by a one-time adjustment related to inbound shipping costs that negatively impacted cost of consignment and service revenue.

Cost of Direct Revenue

Cost of direct revenue decreased by $1.3 million, or 11%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, consistent with the decrease in direct revenue. Gross margin for the three months ended March 31, 2020 decreased by 3.0% compared to the three months ended March 31, 2019, primarily due to the impact of allocating certain costs proportionally to a lower base of direct revenue.

Marketing

Marketing expense increased by $1.2 million, or 10%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to increased advertising costs as we seek to grow the number of buyers and consignors using our online marketplace.

As a percent of revenue, marketing expense was flat at 17% in the three months ended March 31, 2020 and 2019. While COVID-19 had a significant adverse impact on our revenue, we believe our marketing efficiency continues to reflect greater scale in our business and efficiency in our buyer and consignor acquisition and retention activities.  In response to COVID-19’s adverse impacts on our business and to realign our cost structure and preserve liquidity, we reduced marketing investments in March 2020 and will continue to evaluate our marketing strategy during the COVID-19 pandemic.

Operations and Technology

Operations and technology expense increased by $9.1 million, or 29%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in the three months periods was primarily due to higher headcount primarily in our authentication, merchandising and technology teams.

As a percent of revenue, operations and technology expense increased to 52% from 45% in the three months ended March 31, 2020 and 2019, respectively. This increase is primarily due to COVID-19’s negative impact on revenue in March 2020, while we continued to fully pay our variable retail and fulfillment center employees. In April 2020, we reduced payroll costs through headcount reductions and employee furloughs including those in our fulfillment centers and retail stores.  Additionally, we deferred certain capital investments and reduced discretionary investments across the business to preserve liquidity during the COVID-19 pandemic.

Selling, General and Administrative

Selling, general and administrative expense increased by $12.8 million, or 57%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to higher headcount in our general and administrative functions and our sales organization, higher insurance premiums driven by our IPO, and higher legal and consulting fees, including legal settlement charges of $1.1 million.

As a percent of revenue, selling, general and administrative expense increased to 45% from 32% in the three months ended March 31, 2020 and 2019, respectively as we invested in the growth of the sales organization and expanded our finance and administrative as a public company. This increase is primarily due to COVID-19’s negative impact on revenue in March 2020, which will continue until the COVID-19 impact on revenue moderates. We have implemented measures to preserve liquidity to address the ongoing negative impacts from the COVID-19 pandemic, including renegotiating certain vendor contracts, deferring certain vendor payments, and reducing payroll costs, including through headcount reductions, employee furloughs, and reduced executive salaries.

Interest Income

Interest income increased $0.9 million, or 218%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to higher cash and investment balances associated with IPO proceeds.

Interest Expense

Interest expense decreased $0.1 million, or 85%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower debt balances year over year.

Other Income (Expense), Net

Other expense increased $0.3 million, or 103%, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to remeasurement of the warrant liability as there were no warrants outstanding at March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had unrestricted cash, cash equivalents and short-term investments of $303.3 million and an accumulated deficit of $392.8 million. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In addition, proceeds from our IPO will be used to finance our operations.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the recent challenges presented by COVID-19 and invest in expansion activities in the longer term. We have implemented measures to realign our cost structure and preserve liquidity including reducing marketing investments, deferring certain capital investments, instituting a hiring freeze, renegotiating certain vendor contracts, deferring certain vendor payments, and reducing payroll costs, including through headcount reductions and employee furloughs. The Company believes that its financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future.   We believe our existing cash and cash equivalents and short-term investments as of March 31, 2020 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(54,971)	$(22,571)
Investing activities	32,774	7,444
Financing activities	2,413	69,711
Net increase in cash, cash equivalents and restricted cash	$(19,784)	$54,584

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $55.0 million, which consisted of a net loss of $38.3 million, adjusted by non-cash charges of $11.9 million and cash outflows due to a net change of $28.6 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to decreases of $19.3 million in accrued consignor payable and $8.9 million in other accrued and current liabilities, partially offset by cash inflows due to a decrease of $4.2 million in accounts receivable.

During the three months ended March 31, 2019, net cash used in operating activities was $22.6 million, which consisted of a net loss of $23.2 million, adjusted by non-cash charges of $5.4 million and cash outflows due to a net change of $4.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $4.0 million increase in accounts receivable driven by the timing of settlement of credit card purchases relative to year-end sales and a $2.4 million increase in prepaid expenses and other current assets, partially offset by cash inflows due to increases of $1.3 million in accrued consignor payable.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $32.8 million, which consisted of $114.0 million proceeds from maturities on short-term investments partially offset by $73.3 million for purchases of short-term investments, $6.5 million for purchases of property and equipment, net, including leasehold improvements and $1.5 million for capitalized proprietary software development costs.

During the three months ended March 31, 2019, net cash provided by investing activities was $7.4 million, which consisted of $12.9 million proceeds from maturities on short-term investments partially offset by $3.7 million for purchases of property and equipment, net, including leasehold improvements, and $1.7 million for capitalized proprietary software development costs.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $2.4 million, which primarily consisted of $2.6 million from the exercise of stock options and warrants partially offset $0.2 million for taxes paid related to restricted stock vesting.

During the three months ended March 31, 2019, net cash provided by financing activities was $69.7 million, which primarily consisted of proceeds of $69.9 million from the issuance of redeemable convertible preferred stock and convertible preferred stock, net of issuance costs, and proceeds of $1.3 million from the exercise of stock options and warrants partially offset by $1.3 million for repayment of debt.

Contractual Obligations and Commitments

As of March 31, 2020, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

Term Loans

We were party to a loan and security agreement that included a term loan facility, which consisted of a $7.5 million term loan with a maturity date of January 1, 2020 and a $7.5 million term loan maturing at January 31, 2021 (together the “Term Loans”).  On July 26, 2019, we fully repaid the principal amount of our term loans.

The Term Loans bear interest on the outstanding daily balance thereof at a variable annual rate equal to 0.35% above the prime rate then in effect. As of March 31, 2020 and December 31, 2019, we had zero outstanding under the Term Loans. The Term Loans were secured by liens on substantially all of our present and future assets.

The Term Loans included affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional indebtedness, make investments, sell or otherwise dispose of assets, pay dividends or repurchase stock. With the repayment of the term loans, we were no longer subject to the debt covenants as of March 31, 2020.

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

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. Such fluctuations to date have not been significant. The COVID-19 pandemic presents new and emerging uncertainty in the financial markets. See further discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors.”

As of March 31, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $303.3 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies.  See “Note 10—Commitments and Contingencies” in the notes to the audited financial statements. This item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

In November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company is due to file its Answer on May 29, 2020. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. Defendants’ filed a demurrer and motion to strike on March 13, 2020.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action. An Amended Consolidated Complaint was filed on March 31, 2020 and defendants are due to file a motion to dismiss on May 15, 2020. The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired our stock pursuant to or traceable to the registration statement for our IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased our stock from June 27, 2019 through November 20, 2019. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of our key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  While we intend to vigorously defend against this litigation, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

Item 1A. Risk Factors.

The Company has reviewed and updated its risk factors as previously disclosed in its 2019 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2019 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business

The operations of our facilities and our retail stores have been adversely affected by the COVID-19 pandemic and may continue to be adversely affected.

We currently have four merchandising and fulfillment facilities, one in California and three in New Jersey. In addition, we operate retail stores in California and New York. Our business depends on the uninterrupted operation of these facilities. In response to the COVID-19 pandemic, the state and local governments of California, New Jersey and New York have imposed significant limitations on the operations of these facilities and stores. It is unclear when these limitations will be lifted, and when lifted, whether these limitations will be imposed again in the near future if there is a resurgence of the COVID-19 virus.

The COVID-19 pandemic also directly threatens the health of our employees, our consignors and our customers. The operation of all of our facilities and stores is critically dependent on our employees who staff these locations.

The nature, scope and duration of the effects of the COVID-19 pandemic on our operations, the public health and welfare and the US and global economies is highly uncertain and could have a material adverse effect or our business and operating results.

If we fail to generate a sufficient amount of new and recurring supply of pre-owned luxury goods by attracting and retaining consignors, our business would be harmed.

Our success depends on our ability to cost-effectively attract, retain and grow relationships with consignors, and in turn, our supply of luxury goods sold through our online marketplace. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our four retail stores, utilizing our ten luxury consignment offices (“LCOs”), paid advertising, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press, Internet search engine results and through our partnerships with Stella McCartney and Burberry. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or consign as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. In addition, a significant number of our new and existing consignors greatly prefer our White Glove consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Due to the COVID-19 pandemic, we have modified our White Glove consultation method for consigning luxury goods to operate on a “no contact” basis. It is unclear what impact this modified “no contact” White Glove consultation method will have on our operations and these new and existing consignors may not be as willing, or willing at all, to utilize our other methods for consignment. If we fail to attract new consignors or drive repeat consignments, our ability to grow our business would be adversely affected.

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

We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. Prior to the COVID-19 pandemic, we had rapidly increased our operations employee headcount to support the growth of our business. However, due to the impacts of the COVID-19 pandemic on our operations, we have recently implemented a number of measures to realign our cost structure and preserve liquidity, which included the reduction of our overall headcount and furloughing of employees. Prior to the COVID-19 pandemic, the market for employees had been increasingly competitive and was highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. We also provide specific training to our employees in each of our business functions in order to provide our consignors and buyers with a consistent luxury experience. If we need to increase our headcount after the COVID-19 pandemic has subsided, and we fail to successfully recall furloughed employees or locate, hire, train and retain such personnel in the future, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.

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

We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may negatively influence consumer spending on luxury goods include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, reductions in net worth, and declines in asset values and related market uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Many of these factors have occurred, and may continue to become more prevalent, as a result of the COVID-19 pandemic. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the current outbreak of COVID-19 pandemic. Consumer purchases of new luxury goods have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including but not limited to: fewer individuals choosing to consign their goods with us resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods resulting in lower active buyer growth and order volume, and lower Average Order Volume due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.

The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations, financial condition and liquidity.

The COVID-19 pandemic and related measures to contain the spread of COVID-19, such as government mandated business closures and shelter in-place guidelines, have created significant market volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the pandemic; government, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity; unprecedented unemployment levels; disruption of the financial markets, including the possibility of a national or global economic recession or depression; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed deliveries to our customers; and the ability of our customers to pay for products. The COVID-19 pandemic could decrease consumer spending and have an adverse impact on our business through reduced customer demand for our products. Additionally, under current state and local government orders, employees who are not required to perform their duties in-person, are required to work remotely for an indefinite period of time, which could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. Our ability to return to normalized operations and the timing of such a return cannot be predicted at this time.

The extent of the impact of the COVID-19 pandemic on our operations and financial performance, including our ability to execute and fund our short-term and long-term business strategies and initiatives, will depend on future developments, including the duration and severity of the COVID-19 pandemic, which are uncertain and cannot be predicted. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be heightened as a result of the impacts of the COVID-19 pandemic. At this point in time, we cannot reasonably estimate the full extent of impact of the COVID-19 pandemic on our business, operations and financial results.

We have a history of losses and we may not achieve or maintain profitability in the future.

We experienced net losses of $52.3 million, $75.8 million, $96.7 million, and $38.3 million in 2017, 2018, 2019 and the three months ended March 31, 2020, respectively, and as of March 31, 2020 we had an accumulated deficit of $392.8 million. Due to the impacts of the COVID-19 pandemic on our operations, we have recently implemented a number of measures to realign our cost structure and preserve liquidity, which included reducing marketing investments, deferring certain capital investments and reducing discretionary investments across our business. However, we continue to believe there is substantial opportunity for growth in our business and our market and, once the COVID-19 pandemic crisis has abated, we intend to align our strategy to capitalize on such opportunity. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

We may not be able to sustain our revenue growth rate or effectively manage growth.

Our revenue growth in 2019 should not be considered indicative of our future performance. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, we expect our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition or our failure to capitalize on growth opportunities. Additionally, consignors may opt to consign less with us to the extent we take steps, such as increasing our take rates, that make our online marketplace appear less attractive to them. Alternatively, the emergence of direct competitors may force us to decrease our take rates to remain competitive to attract consignors, which will have a negative impact on our financial performance.

Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could also strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.

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

Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	Recover from the negative impacts of the COVID-19 pandemic and return to normal operations,
•	cost-effectively acquire and engage with new and existing consignors and buyers and grow our supply of high-quality, coveted luxury goods for sale through our online marketplace;
•	scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•	increase consignor and buyer awareness of our brand;
•	anticipate and respond to changing consignor and buyer preferences;
•	manage and improve our business processes in response to changing business needs;
•	anticipate and respond to macroeconomic changes generally, including changes in both the primary and secondary market for luxury goods;
•	effectively scale our operations while maintaining high service quality and consignor and buyer satisfaction;
•	hire, train and retain talented people at all levels of our business;
•	avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors affecting our physical and digital infrastructure;
•	fulfill and deliver orders in a timely manner and in accordance with customer expectations, which may change over time;
•	maintain the quality of our technology and operations infrastructure;
•	develop new technology or services to enhance the consignor and buyer experience; and
•	comply with regulations applicable to our business.

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

Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product, a genuine gemstone or piece of jewelry or a work of art. From time to time, we receive counterfeit goods for consignment. While we continue to invest and innovate heavily in our authentication processes, and we reject any goods we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is consigned to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain consignors and buyers. Additionally, we have been and may in the future be subject to public allegations that our authentication processes are inadequate. Such controversy could negatively impact our reputation and brand and harm our business and operating results. Any material failure or perceived failure in our authentication operations could cause buyers and consignors to lose confidence in our platform and adversely affect our revenue.

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

We rely on the fair use doctrine when we routinely refer to third-party intellectual property, such as trademarks, on our platform. Third parties may dispute the scope of that doctrine and challenge our ability to reference their intellectual property in the course of our business. For instance, from time to time, we are contacted by companies controlling brands of goods consignors sell, demanding that we cease referencing those brands in connection with such sales, whether in advertising or on our website. We have consistently responded by reference to the holding in Tiffany (NY), Inc. v. eBay that factual use of a brand to describe and sell a used good is not false advertising. These matters have generally been resolved with no further communications, but some have resulted in litigation against us. For example, in November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company is due to file its answer by May 29, 2020. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

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

In addition, the Company, its officers and directors and the underwriters of the Company’s initial public offering (“IPO”) have been named as defendants in numerous purported securities class actions in connection with the Company’s IPO (the “Securities Litigation”).  See “Part II, Item 1 – Legal Proceedings” for a description of the Securities Litigation.

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

Our business is seasonal and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter as a result of the holiday season and seasonal promotions. We expect this to continue in the future. In anticipation of increased activity during the fourth quarter, we incur significant additional expenses, including additional marketing and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. At peak periods, there could also be further delays in processing consigned goods or fulfilling buyer orders, which could lead to lower consignor and/or buyer satisfaction. As a result of increased expenses or delays in shipping, if we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our fourth quarter operating results, including disruptions in our consignors’ willingness to consign or unfavorable economic conditions, or adverse weather in our geographic locations could have a disproportionate effect on our operating results for our entire fiscal year. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and may cause a shortfall in revenue related to expenses in a given period, which could substantially harm our business, operating results and financial condition.

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

Our brand and ability to attract and retain consignors and buyers depends in part on the reliable performance of our network infrastructure and content delivery process. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints which could affect the availability of services on our platform and prevent or inhibit the ability of buyers to access our online marketplace or complete purchases on our website and app. We currently host our platform and support our operations using Amazon Web Services (“AWS”). We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities may experience damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, public health threats such as the ongoing COVID-19 pandemic, power outages and similar events or acts of misconduct. The continuing and uninterrupted performance of our online marketplace is critical to our success. Volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during a Black Friday promotion and generally during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high volume time. We also use Google services for our business emails, file storage and communications. Any disruption or failure in the services we receive from Google could harm our ability to run our business.

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

In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors could be the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors may suffer a data breach or other security incident, which may allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We and our vendors have faced these attacks previously and regularly must defend against or respond to such incidents. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our online marketplace and subject us to litigation, government action, increased transaction fees, remediation costs, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, financial condition and operating results.

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

Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide new disclosures to California consumers and afford such consumers qualified new privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. The CCPA includes provisions that sunset at the end of 2020, may be amended or replaced, and Attorney General regulations have not yet been finalized. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements.

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

We can make no assurance that goods we receive from consignors will be of sufficient quality or free from damage, or that such goods will not be damaged during shipping, while stored in one of our merchandising and fulfillment facilities or when shipped to buyers. While we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while in our merchandising and fulfillment facilities. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of the goods stored in our merchandising and fulfillment facilities or while shipping to buyers. If we are unable to detect and quarantine such contaminants at the time such goods are initially received in our merchandising and fulfillment facilities, some or all of the goods stored in such facilities could be contaminated. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that the luxury goods we offer on behalf of our consignors is not of high-quality or may be damaged or contain contaminants.

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

We currently rely on major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, including as a result of the COVID-19 pandemic, it could negatively impact our operating results and our consignors’ and buyers’ experience. In addition, our ability to receive inbound consignments efficiently and ship luxury goods to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism and similar factors. Because of the seasonality of our business, we tend to ship more goods in the fourth quarter than any other quarter. Disruption to delivery services due to winter weather in the fourth quarter could result in delays that could adversely affect our reputation or operational results. If our goods are not delivered in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.

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

We may require additional funds to support our growth and respond to business challenges, including the difficulties we have experienced as a result of the COVID-19 pandemic. To support our future growth, we may need to further develop our online marketplace services, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

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

We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

•	hedging activities by market participants;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health, such as the current COVID-19 pandemic.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers, like us, with securities that have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. The publication of such commentary has, and may in the future, cause a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such commentary by short sellers or otherwise.

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

The RealReal, Inc.

Date: May 7, 2020	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer