Form 10-Q
period 2020-06-30
TheRealReal, Inc.
filed 2020-08-10
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 1, 2020, the registrant had 87,618,041 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE REALREAL, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$304,348	$154,446
Short-term investments	105,934	208,811
Accounts receivable	6,312	7,779
Inventory, net	20,705	23,599
Prepaid expenses and other current assets	14,950	13,804
Total current assets	452,249	408,439
Property and equipment, net	60,000	55,831
Operating lease right-of-use assets	118,798	—
Other assets	3,013	2,660
Total assets	$634,060	$466,930
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,989	$11,159
Accrued consignor payable	34,883	52,820
Operating lease liabilities, current portion	15,045	—
Other accrued and current liabilities	46,636	54,567
Total current liabilities	102,553	118,546
Operating lease liabilities, net of current portion	115,608	—
Convertible senior notes, net	146,958	—
Other noncurrent liabilities	1,040	9,456
Total liabilities	366,159	128,002
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 87,348,241 and 85,872,320 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	703,189	693,426
Accumulated other comprehensive income	401	7
Accumulated deficit	(435,690)	(354,506)
Total stockholders’ equity	267,901	338,928
Total liabilities and stockholders’ equity	$634,060	$466,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Consignment and service revenue	$46,866	$60,070	$112,163	$115,645
Direct revenue	10,523	12,139	23,466	27,146
Total revenue	57,389	72,209	135,629	142,791
Cost of revenue:
Cost of consignment and service revenue	12,860	17,200	30,949	33,146
Cost of direct revenue	8,760	8,959	19,714	21,213
Total cost of revenue	21,620	26,159	50,663	54,359
Gross profit	35,769	46,050	84,966	88,432
Operating expenses:
Marketing	9,639	11,715	22,561	23,448
Operations and technology	36,543	34,320	77,280	65,865
Selling, general and administrative	32,559	25,355	67,663	47,674
Total operating expenses	78,741	71,390	167,504	136,987
Loss from operations	(42,972)	(25,340)	(82,538)	(48,555)
Interest income	616	610	1,902	1,015
Interest expense	(384)	(380)	(404)	(511)
Other income (expense), net	(97)	(1,706)	(89)	(1,987)
Loss before provision for income taxes	(42,837)	(26,816)	(81,129)	(50,038)
Provision for income taxes	55	59	55	59
Net loss	$(42,892)	$(26,875)	$(81,184)	$(50,097)
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$—	$(3,355)
Net loss attributable to common stockholders	$(42,892)	$(26,875)	$(81,184)	$(53,452)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(2.83)	$(0.94)	$(5.87)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	87,064,384	9,494,447	86,826,590	9,102,234

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(42,892)	$(26,875)	$(81,184)	$(50,097)
Other comprehensive income (loss), net of tax:
Unrealized gain on investments	80	2	394	30
Comprehensive loss	$(42,812)	$(26,873)	$(80,790)	$(50,067)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2019	—	$—	—	$—	85,872,320	$1	$693,426	$7	$(354,506)	$338,928
Issuance of common stock upon exercise of options	—	—	—	—	964,085	—	2,564	—	—	2,564
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	14,289	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	—	—	—	—	3,410	—	—	3,410
Other comprehensive income	—	—	—	—	—	—	—	314	—	314
Net loss	—	—	—	—	—	—	—	—	(38,292)	(38,292)
Balance as of March 31, 2020	—	$—	—	$—	86,850,694	$1	$699,249	$321	$(392,798)	$306,773
Issuance of common stock upon exercise of options	—	—	—	—	429,339	—	1,790	—	—	1,790
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	68,208	—	(453)	—	—	(453)
Stock-based compensation expense	—	—	—	—	—	—	6,129	—	—	6,129
Purchase of capped calls	—	—	—	—	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	—	—	—	—	19,020	—	—	19,020
Other comprehensive income	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	(42,892)	(42,892)
Balance as of June 30, 2020	—	$—	—	$—	87,348,241	$1	$703,189	$401	$(435,690)	$267,901

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

THE REALREAL, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(81,184)	$(50,097)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,756	5,993
Stock-based compensation expense	9,539	2,397
Reduction of operating lease right-of-use assets	8,059	—
Bad debt expense	474	681
Compensation expense related to stock sales by current and former employees	—	819
Change in fair value of convertible preferred stock warrant liability	—	2,100
Accretion of unconditional endowment grant liability	27	44
Accretion of debt discounts and issuance costs	169	9
Amortization of premiums (discounts) on short-term investments	(251)	42
Changes in operating assets and liabilities:
Accounts receivable	993	(2,627)
Inventory, net	2,894	(2,309)
Prepaid expenses and other current assets	(1,321)	(867)
Other assets	(394)	411
Operating lease liability	(4,842)	—
Accounts payable	(5,529)	157
Accrued consignor payable	(17,937)	(1,855)
Other accrued and current liabilities	(5,624)	(1,744)
Other noncurrent liabilities	(410)	672
Net cash used in operating activities	(86,581)	(46,174)
Cash flow from investing activities:
Purchases of short-term investments	(73,280)	(9,151)
Proceeds from maturities of short-term investments	176,802	22,898
Capitalized proprietary software development costs	(3,779)	(3,887)
Purchases of property and equipment	(10,861)	(10,042)
Net cash provided by (used in) investing activities	88,882	(182)
Cash flow from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	43,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	26,283
Proceeds from issuance of convertible senior notes, net of issuance costs	166,314	—
Purchase of capped calls	(22,546)	—
Proceeds from exercise of stock options and common stock warrants	4,354	1,775
Payment of deferred offering costs	—	(3,057)
Taxes paid related to restricted stock vesting	(521)	—
Repayment of debt	—	(2,750)
Net cash provided by financing activities	147,601	65,743
Net increase in cash, cash equivalents and restricted cash	149,902	19,387
Cash, cash equivalents, and restricted cash
Beginning of period	154,446	45,627
End of period	$304,348	$65,014

Supplemental disclosures of cash flow information
Cash paid for interest	$5	$219
Cash paid for income taxes	—	141
Supplemental disclosures of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	—	3,355
Purchases of property and equipment included in accounts payable and other accrued and current liabilities	(2,389)	(837)
Purchases of capitalized proprietary software development costs included in accounts payable and other accrued and current liabilities	632	—
Deferred offering costs in accounts payable and accrued liabilities	—	2,219
Issuance costs associated with issuance of convertible senior notes included in other accrued and current liabilities	505	—
Tax withholding liability for restricted stock	83	—

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

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has materially impacted the Company's business operations and results of operations for the three-month and six-month periods ended June 30, 2020. For the three and six months ended June 30, 2020, net revenues decreased 21% and 5% compared to the same periods in 2019, respectively, primarily due to adverse impacts from the COVID-19 pandemic on the business as further described below.

Operations in the Company’s fulfillment facilitates were limited in accordance with shelter-in-place orders. Social distancing measures implemented in the fulfillment facilities resulted in operations below full capacity. All in-person white glove consignment appointments were suspended and replaced with virtual appointments. All luxury consignment offices and retail stores were temporarily closed for varying periods of time throughout the second quarter, with all reopening at the end of the second quarter.

While the continuing and ultimate impact of the COVID-19 pandemic is highly uncertain, the Company expects its business operations and results of operations, including its net revenues, earnings and cash flows, will be further materially adversely impacted, including as a result of reduced operations in its fulfillment centers, temporary closures of retail stores, decreased productivity due to shelter-in-place orders, and a slowdown in the U.S. economy and uncertain global economic outlook.

The Company believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents and short-term investments as of June 30, 2020 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve and material right related to the Company’s tiered consignor commission plan, valuation of inventory, stock-based compensation, redemption value of redeemable convertible preferred stock, incremental borrowing rates related to lease liability, fair value of the liability component of convertible senior notes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

The Company assessed the impacts of the pandemic on the estimates and assumptions used in preparing these financial statements. In particular, the Company is monitoring its returns reserve and adjusting in response to changing consumer behaviors. Its estimates may change as new events occur and additional information is obtained; any such changes will be recognized in the financial statements. Actual results could differ from estimates, and any such differences may be material to the financial statements.

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

The Company’s convertible senior notes are participating securities as they give the holders the right to receive dividends if dividend or distribution declared to the common stockholders is equal to or greater than the last reported sale price of the Company’s common stock on the trading day immediately preceding the ex-dividend date for such dividend or distribution as if the instruments had been converted into shares of common stock. No undistributed earnings were allocated to the participating securities as the contingent event is not satisfied as of the reporting date.

For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares and assumed conversion of the convertible senior notes are not assumed to have been issued within the calculation, if their effect is anti-dilutive.

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

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months and six months ended June 30, 2020 and 2019.

Direct Revenue

The Company generates direct revenue from the sale of Company-owned inventory. The Company recognizes direct revenue on a gross basis upon shipment of the purchased good to the buyer as the Company acts as the principal in the transaction. Direct revenue is recognized net of incentives and estimated returns. Sales tax assessed by governmental authorities is excluded from revenue. Cost of direct revenue is also recognized upon shipment to the buyer in an amount equal to that paid to the consignor from the original consignment sale or the lower of cost of the inventory purchased and its net realizable value.

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

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan totaling $1.8 million as of June 30, 2020 and $3.5 million as of December 31, 2019, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of June 30, 2020 and December 31, 2019. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year.

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

Prior to the IPO, certain employees have sold their shares of the Company’s common stock to the Company’s existing investors. In such secondary sale transactions, the Company recorded the difference in purchase price and the fair value of such shares as compensation expense within selling, general and administrative in the statements of operations and a corresponding credit to additional paid-in capital.

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

The following table provides a reconciliation of cash and cash equivalents, and restricted cash that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$304,348	$53,314
Restricted cash	—	11,700
Total cash, cash equivalents and restricted cash	$304,348	$65,014

Short-term Investments

The Company has classified and accounted for its short-term investments as available-for-sale which are carried at fair value on its balance sheets. Available-for-sale securities with remaining maturities of 12 months or less are classified as short term and available-for-sale securities with remaining maturities greater than 12 months are classified as long term. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit), except for unrealized losses determined to be other than temporary, of which there were none as of June 30, 2020 and December 31, 2019.

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

Our provisions to write down obsolete and excess inventory to net realizable value have not been material as of June 30, 2020 and December 31, 2019.

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

Leases

Prior to the adoption of ASC 842 on January 1, 2020

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

Subsequent to the adoption of ASC 842 on January 1, 2020

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

Convertible Senior Notes

In accordance with ASC 470, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Company’s convertible senior notes (the “Notes”) issued in June 2020. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. In accordance with ASC 470, the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.

Capped Call Transactions

In June 2020, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 6). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls meet the conditions outlined in ASC 815-40, Derivatives and Hedging, to be classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. In accordance with ASC 835, Interest, the Company presents debt issuance costs on the condensed balance sheet as a direct deduction from the associated debt. A portion of debt issuance costs incurred in connection with the Notes issued in June 2020 was  related to the equity component and was recorded as a reduction to additional paid in capital and is not amortized to interest expense over the estimated life of the related debt.

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

As of June 30, 2020 and December 31, 2019, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and six months ended June 30, 2020 and 2019.

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

The Company is an emerging growth company “EGC”, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The new standard is effective for the Company beginning January 1, 2022. The Company chose to early adopt the standard on January 1, 2020.  The Company can choose to adopt new or revised accounting standards earlier than such time those standards apply to private companies and retain its election for the extended transition period, if early adoption is permitted for all entities.

The Company adopted and began applying the standard on January 1, 2020 using the modified retrospective approach and applied it to all existing leases as of the adoption date, which allows for a cumulative-effect adjustment to retained earnings on the adoption date.  The Company will continue to present prior period amounts under ASC 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which does not require the Company to reassess whether contracts that expired prior to the adoption date contained an embedded lease, reassess historical lease classification, or evaluate direct costs for leases that were in effect at the adoption date.

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

Recently Issued Accounting Pronouncements

As an EGC, the Company has elected to retain the ability to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. Because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2020,  the Company will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of December 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. As an EGC, the Company has not yet adopted the standard. However, the Company will be required to adopt the standard as of January 1, 2020 in its 2020 10-K. The Company does not expect the adoption of this standard to have a material impact on the operating results.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. As an EGC, the Company has not yet adopted the standard. However, as the Company will be required to adopt the standard as of January 1, 2020 in its 2020 10-K. The Company does not expect the adoption of this standard to have a material impact on the operating results.

Note 3. Cash, Cash Equivalents and Short-term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$206,365	$—	$—	$206,365
U.S. Treasury securities	—	—	—	—
Money market fund	97,983	—	—	97,983
Corporate bonds	—	—	—	—
Agency bonds	—	—	—	—
Commercial paper	—	—	—	—
Total cash and cash equivalents	$304,348	$—	$—	$304,348
Short-term investments:
U.S. Treasury securities	$58,018	$188	$—	$58,206
Corporate bonds	47,516	212	—	47,728
Agency bonds	—	—	—	—
Commercial paper	—	—	—	—
Total short-term investments	$105,534	$400	$—	$105,934

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$111,319	$—	$—	$111,319
U.S. Treasury securities	29,981	—	—	29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	3,749	—	—	3,749
Agency bonds	2,000	—	—	2,000
Commercial paper	1,998	—	—	1,998
Total cash and cash equivalents	$154,446	$—	$—	$154,446
Short-term investments:
U.S. Treasury securities	$151,857	$13	$—	$151,870
Corporate bonds	38,149	—	(5)	38,144
Agency bonds	11,028	—	(2)	11,026
Commercial paper	7,770	1	—	7,771
Total short-term investments	$208,804	$14	$(7)	$208,811

As of June 30, 2020 and December 31, 2019, the contractual maturity for the short-term investments is less than one year. For the three and six months ended June 30, 2020 and 2019, the Company recognized no material realized gains or losses on short-term investments.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasury securities	$—	$—	$—	$—
Money market fund	97,983	—	—	97,983
Commercial paper	—	—	—	—
Total cash equivalents	$97,983	$—	$—	$97,983
Short-term investments:
U.S. Treasury securities	$58,206	$—	$—	$58,206
Corporate bonds	—	47,728	—	47,728
Agency bonds	—	—	—	—
Commercial paper	—	—	—	—
Total short-term investments	$58,206	$47,728	$—	$105,934

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasury securities	$29,981	$—	$—	$29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	—	3,749	—	3,749
Agency bonds	—	2,000	—	2,000
Commercial paper	—	1,998	—	1,998
Total cash equivalents	$35,380	$7,747	$—	$43,127
Short-term investments:
U.S. Treasury securities	$151,870	$—	$—	$151,870
Corporate bonds	—	38,144	—	38,144
Agency bonds	—	11,026	—	11,026
Commercial paper	—	7,771	—	7,771
Total short-term investments	$151,870	$56,941	$—	$208,811

On June 15, 2020, the Company issued 3.00% convertible senior notes due 2025 with embedded conversion features.  The Company estimated the fair value of the Notes using a discounted cash flow approach to derive the value of a debt instrument using the expected cash flows and the estimated yield related to the convertible notes. The significant assumptions used in estimating the expected cash flows were the estimated market yield based on an implied yield and credit quality analysis of a term loan with similar attributes. The Company recorded approximately $152.7 million as the fair value of the liability on June 15, 2020, with a corresponding amount recorded as a discount on the initial issuance of the Notes of approximately $19.8 million. The debt discount was recorded to equity and is being amortized to the debt liability over the life of the Notes using the effective interest method.

As of June 30, 2020, the fair value of the Notes, which differs from its carrying value is determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates. As of June 30, 2020, the estimated fair value of the Notes, which has an aggregate face value of $172.5 million, was $166.8 million based on the market price on the last trading day for the period.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Proprietary software	$27,730	$23,318
Furniture and equipment	23,647	21,083
Automobiles	495	718
Leasehold improvements	48,634	43,505
	100,506	88,624
Less: accumulated depreciation and amortization	(40,506)	(32,793)
Property and equipment, net	$60,000	$55,831

Depreciation and amortization expense on property and equipment was $4.6 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $8.8 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Returns reserve	$12,926	$17,005
Accrued compensation	8,460	11,626
Site credit liability	5,535	5,080
Accrued sales tax and other taxes	6,647	6,132
Deferred revenue	2,293	4,767
Accrued marketing and outside services	7,509	6,830
Other	3,266	3,127
Other accrued and current liabilities	$46,636	$54,567

Note 6. Debt and Convertible Preferred Stock Warrants

Convertible Senior Notes

In June 2020, the Company issued an aggregate principal of $172.5 million of its 3.00% Convertible Senior Notes due 2025 (the “Notes”), pursuant to an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee, in a private offering (the “Note Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes issued in the Note Offering include $22.5 million in aggregate principal amount of the Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted.

The Company received net proceeds from the Notes offering of approximately $165.8 million, after deducting the initial purchasers’ discount and commission and offering expenses. The Company used approximately $22.5 million of the net proceeds from the Notes offering to fund the net cost of entering into the capped call transactions described below. The Company intends to use the remainder of the net proceeds for general corporate purposes.

The Notes accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The initial conversion rate applicable to the Notes is 56.2635 shares of common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $17.77 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such corporate event.

The Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2023 if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Prior to March 15, 2025, the Notes will be convertible only under the following circumstances:

•

During any calendar quarter commencing after September 30, 2020, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price per share of the Company’s common stock on such trading day exceeds 130% of the applicable conversion price on such trading day;

•

During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;

•	Upon the occurrence of specified corporate transactions; or
•	If the Company calls any notes for redemption.

On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

The Notes are unsecured and unsubordinated obligations of the Company and will rank senior in right of payment to any of future indebtedness of the Company that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any existing and future unsecured indebtedness of the Company that is not so subordinated; be effectively subordinated in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all existing and future indebtedness and other liabilities and obligations incurred by future subsidiaries of the Company.

If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of ours) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately.

In accounting for the issuance of the Notes, the Company separately accounted for the liability and equity components of the Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to Company’s ability to settle the Notes in cash, its common stock, or a combination of cash and common stock at Company’s option. The allocation was done by first estimating the fair value of the liability component and the residual value was assigned to the equity component. The value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The net carrying amount of the liability component of the Notes was as follows:

June 30, 2020
Principal	$172,500
Unamortized debt discount	(19,658)
Unamortized debt issuance costs	(5,884)
Net carrying amount	$146,958

The net carrying amount of the equity component of the Notes was as follows:

June 30, 2020
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020

In connection with the issuance of the Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheet and is amortized to interest expense using the effective interest method over the expected life of the Notes or approximately its five-year term. The effective interest rate on the liability component of the Notes for the period from the date of issuance through June 30, 2020 was 6.4%.

The following table sets forth the total interest expense recognized related to the Notes from the date of issuance through June 30, 2020:

Amount
Contractual interest expense	$203
Amortization of debt discount	130
Amortization of debt issuance costs	39
Total interest and amortization expense	$372

Future minimum payments under the Notes as of June 30, 2020, are as follows:

Fiscal Year	Amount
Remainder of 2020	$2,574
2021	5,175
2022	5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	198,362
Less amounts representing interest	(25,862)
Total principal amount	$172,500

Capped Call Transactions with Respect to the Notes

In June 2020, in connection with the issuance of the Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, the Company entered into capped call transactions with respect to its common stock (the “Purchased Calls”) with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties for the Purchased Calls. The Purchased Calls cover, subject to anti-dilution adjustments that are intended to be substantially identical to those in the Notes, approximately 9,705,454 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment, and are exercisable upon conversion of the Notes. The Purchased Call are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events.  In addition, the Purchase Calls are subject to certain specified additional disruption events that may give rise to a termination of the Purchased Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The Purchased Calls settle in components commencing on April 16, 2025 with the last component scheduled to expire on June 12, 2025.

The cap price of the capped call transactions is initially $27.88 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The Company expects to receive from the Counterparties a number of shares of the Company’s common stock or, at the Company’s election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of the Company’s common stock relating to the Purchased Calls being exercised.

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million during the three months ended June 30, 2020 related to the premium payments for the Capped Call Transactions.

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

On July 26, 2019 the Company fully repaid the principal of its Term Loans in the amount of $6.5 million.  With the repayment of the term loans, the Company was no longer subject to debt covenants as of June 30, 2020. During the three months ended June 30, 2020 and 2019, the Company recorded interest expense related to the Term Loans of zero and $0.1 million, respectively.  During the six months ended June 30, 2020 and 2019, the Company recorded interest expense related to the Term Loans of zero and $0.5 million, respectively.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All convertible Preferred Stock Warrants were converted to common stock warrants and exercised through net share settlement in July 2019.  No warrants were outstanding as of June 30, 2020.

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

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan.  The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period.    The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense.  As of June 30, 2020, the maximum number of shares of common stock that can be issued under the employee stock purchase plan was 1,750,000 shares.  The initial offering period runs from May 15, 2020 to November 14, 2020. There were no shares purchased by employees under the ESPP during the three months and six months ended June 30, 2020 and 2019. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of June 30, 2020, total unrecognized compensation costs related to the 2019 ESPP was $0.3 million which will be amortized over a weighted average period of 0.4 years.

Stock-based Compensation

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketing	$335	$74	$523	$143
Operations and technology	2,852	476	4,330	966
Selling, general and administrative	2,942	737	4,686	1,288
Total	$6,129	$1,287	$9,539	$2,397

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

The Company recorded operating lease costs of $6.2 million and $12.2 million for the three and six months ended June 30, 2020, respectively. Variable lease payments were immaterial for both the three and six months ended June 30, 2020.  Rent expense under ASC 840 was $4.6 million and $8.7 million for the three and six months ended June 30, 2019, respectively.

Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	$11,158
2021	24,198
2022	21,540
2023	20,165
2024	19,758
Thereafter	71,771
Total future minimum payments	$168,590
Less: Imputed interest	(37,937)
Present value of operating lease liabilities	$130,653

As of December 31, 2019, the Company’s future minimum lease payments under the noncancelable operating leases were as follows (in thousands):

Year ending December 31,	Amount
2020	$20,530
2021	22,059
2022	19,610
2023	18,307
2024	17,957
Thereafter	67,208
Total future minimum payments	$165,671

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

Six Months Ended June 30, 2020
Operating cash flows used for operating leases	$4,359
Operating lease assets obtained in exchange for operating lease liabilities	$16,513

The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2020
Weighted average remaining lease term	7.7 years
Weighted average discount rate	7.0%

The Company has leases for certain vehicles that are classified as finance leases.  The finance lease right-of-use asset and finance lease liabilities for these vehicle leases are immaterial as of June 30, 2020.

Note 10. Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2022.  As of June 30, 2020, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.

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

Interest expense related to the accretion of the grant liability was not material in the three and six months ended June 30, 2020 and 2019.  As of June 30, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities. As of December 31, 2019, the outstanding liability was $0.9 million, of which $0.5 million is included in other accrued and current liabilities on the balance sheets and $0.4 million is included in other noncurrent liabilities on the balance sheets.

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

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020.   On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020 and a hearing was set for August 27, 2020.   The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of the Company’s key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  While the Company intends to vigorously defend against this litigation, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was signed into law. The Act provides various forms of income tax relief to companies including additional carryback opportunities for net operating losses (NOLs), and the potential offset of 100% of taxable income with NOLs (as opposed to only 80% before the Act’s enactment). The Act also temporarily increases the interest deductibility threshold from 30% to 50% of adjusted taxable income. Further, some companies can immediately expense qualified improvement property, instead of depreciating those costs over 39 years, for income tax purposes.

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

Note 12. Net Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(42,892)	$(26,875)	$(81,184)	$(53,452)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	87,064,384	9,494,447	86,826,590	9,102,234
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(2.83)	$(0.94)	$(5.87)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis, except the Convertible Senior Notes):

	June 30,
	2020	2019
Convertible preferred stock	—	38,778,180
Redeemable convertible preferred stock	—	19,585,426
Options to purchase common stock	7,164,423	9,537,699
Restricted stock units	4,710,775	—
Warrants to purchase convertible preferred stock	—	103,563
Estimated shares issuable under the Employee Stock Purchase Plan	98,536	—
Assumed conversion of the Convertible Senior Notes	9,705,454	—
Total	21,679,188	68,004,868

The Notes issued in June 2020 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net income per share is computed using the treasury stock method.

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

•

Consignment and service revenue. When we sell goods through our online marketplace on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2020 and 2019, our overall take rate on consigned goods was 36.0% and 36.6%, respectively. In the six months ended June 30, 2020 and 2019, our overall take rate on consigned goods was 36.1% and 36.0%, respectively. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, we take ownership of goods and retain 100% of the proceeds when the goods subsequently resell through our online marketplace.

We generate revenue from orders processed through our website, mobile app, LCOs, and four retail stores located in New York, Los Angeles, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 17.8 million members as of June 30, 2020. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Our gross merchandise value (“GMV”) decreased by 20% to $182.8 million from $228.5 million in the three months ended June 30, 2020 and 2019, respectively. Our GMV decreased by 3% to $440.4 million from $452.6 million in the six months ended June 30, 2020 and 2019, respectively. Our total revenue decreased by 21% to $57.4 million from $72.2 million in the three months ended June 30, 2020 and 2019, respectively. Our total revenue decreased by 5% to $135.6 million and $142.8 million in the six months ended June 30, 2020 and 2019, respectively. In the three months ended June 30, 2020 and 2019, our gross profit was $35.8 million and $46.1 million, respectively, representing a decrease of 22%. In the six months ended June 30, 2020 and 2019, our gross profit was $85.0 million and $88.4 million, respectively, representing a decrease of 4%. See “—Impact of COVID-19 on our Business” below.

Impact of COVID-19 on Our Business

In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has adversely impacted our business operations and results of operations for the first half of 2020 as described in more detail under “Comparison of the Three and Six Months Ended June 30, 2020 and 2019” below. To help control the spread of the virus and protect the health and safety of our employees and customers, we modified operating models and hours of our fulfillment facilities, enhanced our safety and cleaning protocols, and suspended all in-person White Glove consignment appointments. Additionally, we temporarily closed retail stores and luxury consignment offices during most of the three months ended June 30, 2020. We enforced social distancing in our fulfillment facilities by staggering shifts and reducing staff onsite resulting in operations below full capacity. As of the date of this filing, our four fulfillment facilities, luxury consignment offices and four retail stores are all open, adjusting for the local and state pandemic guidance and orders.  GMV was negatively impacted in the first half of the year due to adverse impacts of the COVID-19 pandemic on our business. In March 2020, when many shelter-in-place directives went into effect, and continuing through mid-April 2020, GMV declined approximately 40%-45% year over year. Since then, GMV trends have improved significantly. GMV in May 2020 declined approximately 19% year over year, and GMV in June 2020 declined approximately 8% year over year. Our GMV recovery prompted us to begin reinvesting in growth earlier than previously expected. We recalled a substantial portion of our furloughed employees, increased our marketing investments and resumed hiring in our technology teams during the three months ended June 30, 2020.

We expect the evolving COVID-19 pandemic to continue to have a materially adverse impact on our business operations and results of operations, including our net revenues, earnings and cash flows, for at least the balance of 2020, including as a result of potential further spread of the disease, disruption in our fulfillment centers, further temporary closures of retail stores and luxury consignment offices, disruption to our supply acquisition, decreased productivity due to shelter-in-place orders, changes in buyer and consignor behaviors, and a slowdown in the U.S. economy and uncertain global economic outlook. It may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores. Travel and border closures do not significantly affect our business as we operate a U.S. focused marketplace.

While we have implemented cost saving measures to address the challenges from the COVID-19 pandemic, we began to strategically reinvest in growth. However, we continue to monitor opportunities to strengthen our financial flexibility and preserve liquidity including deferring certain capital investments, renegotiating certain vendor contracts, and reducing payroll costs. In June 2020, as a preemptive measure to further strengthen our balance sheet, we issued $172.5 million in aggregate principal amount of 3% convertible senior notes due 2025.

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

We also do not expect the pandemic to affect the assets on our balance sheet and our ability to timely account for those assets.  We evaluate our estimates and assumptions used in preparing our financial statements on an ongoing basis. In particular, our returns reserve rate has decreased in the three months ended June 30, 2020 due to higher cancellations prior to item shipments due to delays in order fulfillment as a result of limited fulfillment operations as well as increased sales of non-returnable items. However, the overall returns reserve has increased due to the timing of returns received and related refunds to the end buyer. We do not anticipate any material impairments with respect to long-lived assets, right-of-use assets or investments, or changes in accounting judgments that would have a material impact on our financial statements.

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

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 14.8 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended June 30, 2020 and 2019 was 83% and 81%, respectively.  The percentage of GMV from repeat consignors in the six months ended June 30, 2020 and 2019 was 83% and 81%, respectively.

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

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2020, 13% of our buyers had become consignors and 55% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

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

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands, except AOV and percentages)
GMV	$182,771	$228,487	$440,377	$452,603
NMV	$139,797	$164,782	$324,422	$325,320
Number of Orders	438	505	1,013	1,003
Take Rate	36.0%	36.6%	36.1%	36.0%
Active Buyers	612	492	612	492
AOV	$417	$453	$435	$451

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA Reconciliation:
Net loss	$(42,892)	$(26,875)	$(81,184)	$(50,097)
Depreciation and amortization	4,611	3,185	8,756	5,993
Stock-based compensation	6,129	1,287	9,539	2,397
Legal settlement	—	—	1,110	—
Restructuring charges	442	—	442	—
Compensation expense related to stock sales by current and former employees	—	—	—	819
Interest income	(616)	(610)	(1,902)	(1,015)
Interest expense	384	380	404	511
Other expense, net	97	1,706	89	1,987
Provision for income taxes	55	59	55	59
Adjusted EBITDA	$(31,790)	$(20,868)	$(62,691)	$(39,346)

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

Results of Operations

The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Consignment and service revenue	$46,866	$60,070	$112,163	$115,645
Direct revenue	10,523	12,139	23,466	27,146
Total revenue	57,389	72,209	135,629	142,791
Cost of revenue:
Cost of consignment and service revenue	12,860	17,200	30,949	33,146
Cost of direct revenue	8,760	8,959	19,714	21,213
Total cost of revenue	21,620	26,159	50,663	54,359
Gross profit	35,769	46,050	84,966	88,432
Operating expenses:
Marketing	9,639	11,715	22,561	23,448
Operations and technology	36,543	34,320	77,280	65,865
Selling, general and administrative	32,559	25,355	67,663	47,674
Total operating expenses	78,741	71,390	167,504	136,987
Loss from operations	(42,972)	(25,340)	(82,538)	(48,555)
Interest income	616	610	1,902	1,015
Interest expense	(384)	(380)	(404)	(511)
Other income (expense), net	(97)	(1,706)	(89)	(1,987)
Loss before provision for income taxes	(42,837)	(26,816)	(81,129)	(50,038)
Provision for income taxes	55	59	55	59
Net loss	$(42,892)	$(26,875)	$(81,184)	$(50,097)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Consignment and service revenue	81.7%	83.2%	82.7%	81.0%
Direct revenue	18.3	16.8	17.3	19.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of consignment and service revenue	22.4	23.8	22.8	23.2
Cost of direct revenue	15.3	12.4	14.6	14.9
Total cost of revenue	37.7	36.2	37.4	38.1
Gross profit	62.3	63.8	62.6	61.9
Operating expenses:
Marketing	16.8	16.2	16.6	16.4
Operations and technology	63.7	47.6	57.0	46.1
Selling, general and administrative	56.7	35.1	49.9	33.4
Total operating expenses	137.2	98.9	123.5	95.9
Loss from operations	(74.9)	(35.1)	(60.9)	(34.0)
Interest income	1.1	0.8	1.4	0.7
Interest expense	(0.7)	(0.5)	(0.3)	(0.4)
Other income (expense), net	(0.2)	(2.3)	(0.1)	(1.4)
Loss before provision for income taxes	(74.7)	(37.1)	(59.9)	(35.1)
Provision for income taxes	—	0.1	—	—
Net loss	(74.7)%	(37.2)%	(59.9)%	(35.1)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Consignment and Service Revenue

Consignment and service revenue decreased by $13.2 million, or 22%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $3.5 million, or 3%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in revenue for both periods was driven primarily by the decrease in GMV.  Limited operations in our fulfillment facilities and the temporary closures of our luxury consignment offices and retail stores in accordance with shelter-in-place directives have significantly impacted GMV and increased cancellation rates.  Supply was negatively impacted in New York City, our largest market, as many of our consignors have temporary left the area as a result of the COVID-19 pandemic. In March 2020, when many shelter-in-place directives went into effect, and continuing through mid-April 2020, GMV declined approximately 40%-45% year over year. Since then, GMV trends have improved significantly. GMV in May 2020 declined approximately 19% year over year, and GMV in June 2020 declined approximately 8% year over year. Our take rate decreased to 36.0% from 36.6% in the three months ended June 30, 2020 compared to the same period last year. Take rate decreased due to the higher sales mix of lower take rate categories such as handbags and jewelry, and a higher mix of consignors earning higher commissions.  Additionally, lower supply resulted in a decline in units per transaction, which contributed to a decrease in average order values. Our take rate increased to 36.1% from 36.0% in the six months ended June 30, 2020 compared to the same period last year.

Both supply and demand were adversely impacted by limited operations in our fulfillment facilities, the temporary closures of our luxury consignment offices and retail stores, and disruption in our New York City and Los Angeles markets. Constraints on our ability to source supply consequently negatively impacted consumer demand. The continuation of the outbreak may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores.

Direct Revenue

Direct revenue decreased by $1.6 million, or 13%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $3.7 million, or 14%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was driven in part by COVID-19 adverse impacts to our business noted above. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. We expect direct revenue as a percent of total revenue to vary from period to period.

Cost of Consignment and Service Revenue

Cost of consignment and service revenue decreased by $4.3 million, or 25%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $2.2 million, or 7%, in the six months ended June 30, 2020 compared to the same period last year. The decrease was primarily due to lower revenue in connection with COVID-19 related business interruptions.  Gross margin increased by 1.2% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and increased by 1.1% in six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily attributable to an overall improvement in shipping costs relating to more favorable terms with our shipping carrier.

Cost of Direct Revenue

Cost of direct revenue decreased by $0.2 million, or 2%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $1.5 million, or 7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decreases are consistent with the decrease in direct revenue for both periods.  Gross margin decreased by 9.4% and 5.9% for the three and six months ended June 30, 2020 compared to the same periods last year, primarily due to the impact of allocating certain costs proportionally to a lower base of direct revenue.  Additionally, direct gross margins in the three months ended June 30, 2019 benefited from strong product margins.

Marketing

Marketing expense decreased by $2.1 million, or 18%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and by $0.9 million, or 4%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. We reduced marketing investments starting in March 2020 in response to COVID-19’s adverse impacts on our business and to realign our cost structure. With the improving GMV trends, we began increasing our marketing investments in May and June 2020.

As a percent of revenue, marketing expense increased to 16.8% from 16.2% in the three months ended June 30, 2020 and 2019, respectively. As a percent of revenue, marketing expense increased to 16.6% from 16.4% in the six months ended June 30, 2020 and 2019. Our marketing efficiency was offset by the significant adverse impact of COVID-19 on our revenue. We will continue to evaluate our marketing strategy during the COVID-19 pandemic.

Operations and Technology

Operations and technology expense increased by $2.2 million, or 6%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Operations and technology expense increased by $11.4 million, or 17%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in the three- and six-months periods were primarily due to overall higher headcount primarily in our authentication, merchandising and technology teams, higher stock compensation expense, and higher occupancy costs in our fulfillment centers and retail stores. While there were employee furloughs, overall headcount was higher year over year.

As a percent of revenue, operations and technology expense increased to 63.7% from 47.6% in the three months ended June 30, 2020 and 2019, respectively and to 57.0% from 46.1% in the six months ended June 30, 2020 and 2019, respectively. This increase is primarily due to higher fixed occupancy costs compared to lower revenue as a result of COVID-19’s negative impact on revenue during the three and six months ended June 30, 2020.  While we have implemented cost saving measures to address the challenges from the COVID-19 pandemic, we continued to invest in automation, consignor services including virtual appointments and self-scheduling, and other technology improvements to support and drive efficiency in our operations and to support our growth.

Selling, General and Administrative

Selling, general and administrative expense increased by $7.2 million, or 28%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to higher stock compensation expense, higher headcount in our general and administrative functions and our sales organization, higher consulting fees, and higher insurance premiums driven by our IPO.

Selling, general and administrative expense increased by $20.0 million, or 42%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase was due to higher headcount in our sales organization and general and administrative functions, higher stock compensation expense, and higher legal and consulting fees, including legal settlement charges of $1.1 million.

As a percent of revenue, selling, general and administrative expense increased to 56.7% from 35.1% in the three months ended June 30, 2020 and 2019, respectively and to 49.9% from 33.4% in the six months ended June 30, 2020 and 2019, respectively as we invested in the growth of the sales organization and expanded our finance and administrative functions as a public company. This increase is primarily due to higher fixed general and administrative costs compared to lower revenue as a result of COVID-19’s negative impact on revenue, which we expect will continue to some extent until the COVID-19 pandemic has ended and our operations normalize.

Interest Income

Interest income remained flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Interest income increased $0.9 million, or 87%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to higher cash and investment balances associated with IPO proceeds.

Interest Expense

Interest expense was flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and decreased $0.1 million, or 21%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to lower average debt balances year over year.

Other Income (Expense), Net

Other expense decreased $1.6 million, or 94%, in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and $1.9 million, or 96%, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to remeasurement of the warrant liability in 2019 as there were no warrants outstanding at June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had unrestricted cash, cash equivalents and short-term investments of $410.3 million and an accumulated deficit of $435.7 million. In March 2019, the Company issued Series H redeemable convertible preferred stock and convertible preferred stock to new and existing investors for aggregate net proceeds of $69.8 million. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of 3% convertible senior notes due 2025 and the related cap call transactions.  Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In addition, proceeds from our IPO and convertible senior notes will be used to finance our operations.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the challenges presented by COVID-19 and invest in expansion activities in the longer term. We previously implemented measures to realign our cost structure and preserve liquidity including deferring certain capital investments, renegotiating certain vendor contracts,  and reducing payroll costs, including through headcount reductions, employee furloughs and reduced executive salaries. With improving GMV trends we began to strategically reinvest in growth; however, we continue to monitor opportunities to strengthen our financial flexibility and preserve liquidity including deferring certain capital investments, renegotiating certain vendor contracts, and reducing payroll costs. The Company believes that its financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future.   We believe our existing cash and cash equivalents and short-term investments as of June 30, 2020 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(86,581)	$(46,174)
Investing activities	88,882	(182)
Financing activities	147,601	65,743
Net increase in cash, cash equivalents and restricted cash	$149,902	$19,387

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $86.6 million, which consisted of a net loss of $81.2 million, adjusted by non-cash charges of $26.8 million and cash outflows due to a net change of $32.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to decreases of $17.9 million in accrued consignor payable, $5.6 million in other accrued and current liabilities, $5.5 million in accounts payable, and $4.8 million in operating lease liability.

During the six months ended June 30, 2019, net cash used in operating activities was $46.2 million, which consisted of a net loss of $50.1 million, adjusted by non-cash charges of $12.1 million and cash outflows due to a net change of $8.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $2.6 million increase in accounts receivable driven by the timing of settlement of credit card purchases relative to year-end sales and a $2.3 million increase in inventory, partially offset by a $1.9 million decrease in accrued consignor payable and a $1.8 million decrease in other accrued and current liabilities.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $88.9 million, which consisted of $176.8 million proceeds from maturities on short-term investments partially offset by $73.3 million for purchases of short-term investments, $10.9 million for purchases of property and equipment, net, including leasehold improvements and $3.8 million for capitalized proprietary software development costs.

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

Net Cash Provided by Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $147.6 million, which primarily consisted of proceeds of $166.3 million from the issuance of the convertible senior notes, net of issuance costs, $4.4 million from the exercise of stock options and warrants partially offset by $22.5 million for the purchase of capped calls related to the Notes issuance.

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

Convertible Senior Notes

As of June 30, 2020, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.

The convertible senior notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the our election, at an initial conversion rate of 56.2635 shares of our common stock per $1,000 principal amount of the convertible senior notes, which is equivalent to an initial conversion price of approximately $17.77 per share of our common stock. The initial conversion price of the notes represents a premium of approximately 27.5% over the $13.94 closing price of our common stock on June 10, 2020.

In connection with the convertible senior notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the convertible senior notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions is initially $27.88 per share, which represents a premium of 100.0% over the closing price of our common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions.

For additional details related to our convertible senior notes, please see “Note 6 – Debt and Convertible Preferred Stock Warrants” to the condensed financial statements included in this report.

Contractual Obligations and Commitments

As of June 30, 2020, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

Term Loans

We were party to a loan and security agreement that included a term loan facility, which consisted of a $7.5 million term loan with a maturity date of January 1, 2020 and a $7.5 million term loan maturing at January 31, 2021 (together the “Term Loans”).  On July 26, 2019, we fully repaid the principal amount of our term loans.

The Term Loans bear interest on the outstanding daily balance thereof at a variable annual rate equal to 0.35% above the prime rate then in effect. As of June 30, 2020 and December 31, 2019, we had zero outstanding under the Term Loans. The Term Loans were secured by liens on substantially all of our present and future assets.

The Term Loans included affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional indebtedness, make investments, sell or otherwise dispose of assets, pay dividends or repurchase stock. With the repayment of the term loans, we were no longer subject to the debt covenants as of June 30, 2020.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.  Because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2020,  the Company will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of December 31, 2020.

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

As of June 30, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $410.3 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

In addition, we have no direct financial statement risk associated with changes in interest rates with respect to our convertible senior notes, which bear interest at fixed rates. However, the fair market value of the convertible senior notes will fluctuate primarily as a result of changes in interest rates or the market price of our stock.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies.  See “Note 10—Commitments and Contingencies” in the notes to the audited financial statements. This item should be read in conjunction with the Legal Proceedings disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

In November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020 and a hearing was set for August 27, 2020. The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired our stock pursuant to or traceable to the registration statement for our IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased our stock from June 27, 2019 through November 20, 2019. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of our key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  While we intend to vigorously defend against this litigation, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

Item 1A. Risk Factors.

The Company has reviewed and updated its risk factors as previously disclosed in its 2019 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31,2020. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2019 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business

The operations of our facilities and our retail stores have been adversely affected by the COVID-19 pandemic and may continue to be adversely affected.

We currently have four merchandising and fulfillment facilities, one in California and three in New Jersey. In addition, we operate retail stores in California and New York. Our business depends on the uninterrupted operation of these facilities. In response to the COVID-19 pandemic, the state and local governments of California, New Jersey and New York have imposed significant limitations on business operations. As of the date of this filing, our fulfillment facilities, luxury consignment offices and four retail stores are all operating subject to certain restrictions, such as modified operating models and hours at our fulfillment facilities, enhanced safety and cleaning protocols, and suspension of all in-person White Glove consignment appointments. It is unclear whether further limitations will be imposed in the near future due to the current resurgence of the COVID-19 virus.

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

We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. Prior to the COVID-19 pandemic, we had rapidly increased our operations employee headcount to support the growth of our business. However, due to the impacts of the COVID-19 pandemic on our operations, we have recently implemented a number of measures to realign our cost structure and preserve liquidity, which included the reduction of our overall headcount and furloughing of employees. Prior to the COVID-19 pandemic, the market for employees had been increasingly competitive and was highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. We also provide specific training to our employees in each of our business functions in order to provide our consignors and buyers with a consistent luxury experience. If we need to increase our headcount after the COVID-19 pandemic has subsided, and we fail to successfully locate, hire, train and retain personnel in the future, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.

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

We experienced net losses of $52.3 million, $75.8 million, $96.7 million, and $81.2 million in 2017, 2018, 2019 and the six months ended June 30, 2020, respectively, and as of June 30, 2020 we had an accumulated deficit of $435.7 million. Due to the impacts of the COVID-19 pandemic on our operations, we have recently implemented a number of measures to realign our cost structure and preserve liquidity, which included reducing marketing investments, deferring certain capital investments and reducing discretionary investments across our business. However, we continue to believe there is substantial opportunity for growth in our business and our market and, once the COVID-19 pandemic crisis has abated, we intend to align our strategy to capitalize on such opportunity. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

We may not be able to sustain our revenue growth rate or effectively manage growth.

Our revenue growth in 2019 should not be considered indicative of our future performance. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition or our failure to capitalize on growth opportunities. Additionally, consignors may opt to consign less with us to the extent we take steps, such as increasing our take rates, that make our online marketplace appear less attractive to them. Alternatively, the emergence of direct competitors may force us to decrease our take rates to remain competitive to attract consignors, which will have a negative impact on our financial performance.

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

We rely on the fair use doctrine when we routinely refer to third-party intellectual property, such as trademarks, on our platform. Third parties may dispute the scope of that doctrine and challenge our ability to reference their intellectual property in the course of our business. For instance, from time to time, we are contacted by companies controlling brands of goods consignors sell, demanding that we cease referencing those brands in connection with such sales, whether in advertising or on our website. We have consistently responded by reference to the holding in Tiffany (NY), Inc. v. eBay that factual use of a brand to describe and sell a used good is not false advertising. These matters have generally been resolved with no further communications, but some have resulted in litigation against us. For example, in November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

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

In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, ERISA and disability claims. Further, the comprehensive safety measures and protocols that we have implemented in response to the COVID-19 pandemic may not be successful in preventing the spread of the virus among our employees and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees, or other similar or related claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.

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

Nearly all of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. In addition, a significant number of our new and existing consignors greatly prefer our White Glove consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Due to the COVID-19 pandemic, we have modified our White Glove consultation method for consigning luxury goods to operate on a “no contact” basis. It is unclear what impact this modified “no contact” White Glove consultation method will have on our operations and these new and existing consignors may not be as willing, or willing at all, to utilize other methods for consignment. Our operating results could be negatively impacted by these fluctuations and may be impacted by limitations on our consignment methods. In addition, as we expand into new categories of luxury goods, our payments to our consignors may rise relative to our existing categories, which could also adversely affect our operating results.

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

Risks Related to our Outstanding Notes

We have incurred a significant amount of debt and may in the future incur additional indebtedness. We may not have sufficient cash flow from our business to make payments on our substantial debt when due.

In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”) in an offering exempt from registration.

We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Our ability to make payments of the principal of, to pay interest on or to refinance the Notes, or future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. Our business may not be able to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could results in a default on our debt obligations.

Transactions relating to our Notes may dilute the ownership interest of our stockholders.

The conversion of some or all of our outstanding Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any such Notes. If the Notes become convertible under the terms of the indenture, and if holders subsequently elect to convert the Notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices for our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions. Additionally, anticipated conversion of such Notes into shares of our common stock could depress the price of our common stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which could result in a material reduction in our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expenses as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for by utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per shares except to the extent that the conversion of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the share issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes.

The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock. We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of shares of our common stock.

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

4.1

Indenture dated June 15, 2020, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 3.00% Convertible Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2020).

4.2*	Description of Securities

10.1

Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2020).

10.2

Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2020).

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

The RealReal, Inc.

Date: August 7, 2020	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: August 7, 2020	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer