Form 10-Q
period 2020-09-30
TheRealReal, Inc.
filed 2020-11-10
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 1, 2020, the registrant had 88,577,407 shares of common stock, $0.00001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019	2
	Condensed Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019	3
	Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) as of September 30, 2020 and 2019	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
Signatures		59

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE REALREAL, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$343,092	$154,446
Short-term investments	52,156	208,811
Accounts receivable	4,559	7,779
Inventory, net	19,236	23,599
Prepaid expenses and other current assets	18,255	13,804
Total current assets	437,298	408,439
Property and equipment, net	61,944	55,831
Operating lease right-of-use assets	115,013	—
Other assets	2,020	2,660
Total assets	$616,275	$466,930
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,410	$11,159
Accrued consignor payable	44,490	52,820
Operating lease liabilities, current portion	15,263	—
Other accrued and current liabilities	55,767	54,567
Total current liabilities	120,930	118,546
Operating lease liabilities, net of current portion	111,680	—
Convertible senior notes, net	148,057	—
Other noncurrent liabilities	1,300	9,456
Total liabilities	381,967	128,002
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 88,532,457 and 85,872,320 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	713,195	693,426
Accumulated other comprehensive income	107	7
Accumulated deficit	(478,995)	(354,506)
Total stockholders’ equity	234,308	338,928
Total liabilities and stockholders’ equity	$616,275	$466,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Consignment and service revenue	$64,407	$69,245	$176,570	$184,890
Direct revenue	13,645	12,271	37,111	39,417
Total revenue	78,052	81,516	213,681	224,307
Cost of revenue:
Cost of consignment and service revenue	16,304	19,446	47,253	52,592
Cost of direct revenue	11,964	9,842	31,678	31,056
Total cost of revenue	28,268	29,288	78,931	83,648
Gross profit	49,784	52,228	134,750	140,659
Operating expenses:
Marketing	15,186	13,390	37,747	36,838
Operations and technology	40,578	37,407	117,858	103,271
Selling, general and administrative	35,384	28,436	103,047	76,110
Total operating expenses	91,148	79,233	258,652	216,219
Loss from operations	(41,364)	(27,005)	(123,902)	(75,560)
Interest income	448	1,902	2,350	2,918
Interest expense	(2,406)	(60)	(2,810)	(572)
Other income (expense), net	—	(119)	(89)	(2,106)
Loss before provision for income taxes	(43,322)	(25,282)	(124,451)	(75,320)
Provision (benefit) for income taxes	(17)	(8)	38	51
Net loss	$(43,305)	$(25,274)	$(124,489)	$(75,371)
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$—	$(3,355)
Net loss attributable to common stockholders	$(43,305)	$(25,274)	$(124,489)	$(78,726)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.30)	$(1.43)	$(2.28)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	87,869,321	84,634,956	87,176,677	34,556,485

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(43,305)	$(25,274)	$(124,489)	$(75,371)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(294)	(4)	100	26
Comprehensive loss	$(43,599)	$(25,278)	$(124,389)	$(75,345)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of December 31, 2019	—	$—	—	$—	85,872,320	$1	$693,426	$7	$(354,506)	$338,928
Issuance of common stock upon exercise of options	—	—	—	—	964,085	—	2,564	—	—	2,564
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	14,289	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	—	—	—	—	3,410	—	—	3,410
Other comprehensive income	—	—	—	—	—	—	—	314	—	314
Net loss	—	—	—	—	—	—	—	—	(38,292)	(38,292)
Balance as of March 31, 2020	—	$—	—	$—	86,850,694	$1	$699,249	$321	$(392,798)	$306,773
Issuance of common stock upon exercise of options	—	—	—	—	429,339	—	1,790	—	—	1,790
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	68,208	—	(453)	—	—	(453)
Stock-based compensation expense	—	—	—	—	—	—	6,129	—	—	6,129
Purchase of capped calls	—	—	—	—	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	—	—	—	—	19,020	—	—	19,020
Other comprehensive income	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	(42,892)	(42,892)
Balance as of June 30, 2020	—	$—	—	$—	87,348,241	$1	$703,189	$401	$(435,690)	$267,901
Issuance of common stock upon exercise of options	—	—	—	—	720,682	—	2,781	—	—	2,781
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	463,534	—	(147)	—	—	(147)
Stock-based compensation expense	—	—	—	—	—	—	7,372	—	—	7,372
Other comprehensive income	—	—	—	—	—	—	—	(294)	—	(294)
Net loss	—	—	—	—	—	—	—	—	(43,305)	(43,305)
Balance as of September 30, 2020	—	$—	—	$—	88,532,457	$1	$713,195	$107	$(478,995)	$234,308

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

THE REALREAL, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(124,489)	$(75,371)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,673	9,537
Stock-based compensation expense	16,911	4,916
Reduction of operating lease right-of-use assets	12,003	—
Bad debt expense	661	1,208
Compensation expense related to stock sales by current and former employees	—	819
Change in fair value of convertible preferred stock warrant liability	—	2,100
Accretion of unconditional endowment grant liability	39	70
Accretion of debt discounts and issuance costs	1,268	11
Amortization of premiums (discounts) on short-term investments	(114)	38
Changes in operating assets and liabilities:
Accounts receivable	2,559	(2,572)
Inventory, net	4,363	(3,491)
Prepaid expenses and other current assets	(4,626)	(3,375)
Other assets	578	136
Operating lease liability	(8,710)	—
Accounts payable	(4,164)	1,394
Accrued consignor payable	(8,330)	4,611
Other accrued and current liabilities	2,511	494
Other noncurrent liabilities	(150)	1,356
Net cash used in operating activities	(96,017)	(58,119)
Cash flow from investing activities:
Purchases of short-term investments	(73,280)	(12,169)
Proceeds from maturities of short-term investments	222,217	33,998
Proceeds from sale of short-term investments	7,932	—
Capitalized proprietary software development costs	(6,640)	(6,670)
Purchases of property and equipment	(15,685)	(16,111)
Net cash provided by (used in) investing activities	134,544	(952)
Cash flow from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	315,486
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	43,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	26,283
Proceeds from issuance of convertible senior notes, net of issuance costs	166,278	—
Purchase of capped calls	(22,546)	—
Proceeds from exercise of stock options and common stock warrants	7,135	2,448
Taxes paid related to restricted stock vesting	(748)	(20)
Repayment of debt	—	(9,250)
Net cash provided by financing activities	150,119	378,439
Net increase in cash, cash equivalents and restricted cash	188,646	319,368
Cash, cash equivalents, and restricted cash
Beginning of period	154,446	45,627
End of period	$343,092	$364,995

Supplemental disclosures of cash flow information
Cash paid for interest	$7	$532
Cash paid for income taxes	90	—
Supplemental disclosures of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	—	3,355
Purchases of property and equipment included in accounts payable and other accrued and current liabilities	(3,102)	(877)
Purchases of capitalized proprietary software development costs included in accounts payable and other accrued and current liabilities	501	—
Deferred offering costs in accounts payable and accrued liabilities	—	28
Conversion of convertible preferred stock warrants in connection with IPO	—	2,710
Conversion of redeemable convertible preferred stock in connection with IPO	—	198,228
Conversion of convertible preferred stock in connection with IPO	—	169,102
Issuance costs associated with issuance of convertible senior notes included in other accrued and current liabilities	469	—
Tax withholding liability for restricted stock	3	—

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

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has materially impacted the Company's business operations and results of operations in 2020. For the three and nine months ended September 30, 2020, net revenues decreased 4% and 5% compared to the same periods in 2019, respectively, primarily due to adverse impacts from the COVID-19 pandemic on the business as further described below.

Operations in the Company’s fulfillment facilitates were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. However, operations capacity was no longer limited by restrictions related to COVID-19 during the three months ended September 30, 2020. In-person white glove consignment appointments were temporarily suspended and augmented with virtual appointments but remain an option for our consignor base. All luxury consignment offices and retail stores were temporarily closed for varying periods of time but were all open during the entirety of three months ended September 30, 2020.

While the continuing and ultimate impact of the COVID-19 pandemic is highly uncertain, the Company expects its business operations and results of operations, including its net revenues, earnings and cash flows, will be further materially adversely impacted, including as a result of possible new restrictions to curb the spread of the disease, decreased productivity due to shelter-in-place orders, and a slowdown in the U.S. economy and uncertain global economic outlook.

The Company believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents and short-term investments as of September 30, 2020 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve and material right related to the Company’s tiered consignor commission plan, valuation of inventory, software development costs, stock-based compensation, redemption value of redeemable convertible preferred stock, incremental borrowing rates related to lease liability, fair value of the liability component of convertible senior notes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of certain buyer incentives and estimated returns and cancellations. The Company recognizes a returns reserve based on historical experience, which is recorded in other accrued and current liabilities on the condensed balance sheets (see Note 5). Sales tax assessed by governmental authorities is excluded from revenue.

Certain transactions provide consignors with a material right resulting from the tiered consignor commission plan. Under this plan, the amount an individual consignor receives for future sales of consigned goods may be dependent on previous consignment sales for that consignor within his/her consignment period. Accordingly, in certain consignment transactions, a small portion of the Company’s consignment revenue is allocated to such material right using the portfolio method and recorded as deferred revenue, which is recorded in other accrued and current liabilities on the condensed balance sheets.

The Company charges shipping fees to buyers and has elected to treat shipping and handling activities performed after control transfers to the buyer as fulfillment activities. All outbound shipping and handling costs are accounted for as fulfillment costs in cost of consignment and service revenue at the time revenue is recognized.

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months and nine months ended September 30, 2020 and 2019.

Direct Revenue

The Company generates direct revenue from the sale of Company-owned inventory. The Company recognizes direct revenue on a gross basis upon shipment of the purchased good to the buyer as the Company acts as the principal in the transaction. Direct revenue is recognized net of incentives and estimated returns. Sales tax assessed by governmental authorities is excluded from revenue. Cost of direct revenue is also recognized upon shipment to the buyer in an amount equal to that paid to the consignor from the original consignment sale, an amount equal to that paid as a direct purchase from a third party, or the lower of cost of the inventory purchased and its net realizable value.

Incentives

Promotional incentives, which include basket promotional code discounts and other credits, may periodically be offered to consignors and buyers. These are treated as a reduction of consignment and service revenue and direct revenue. Additionally, the Company may offer site credits to buyers on current transactions to be applied towards future transactions, which are accounted as deferred revenue and included in other accrued and current liabilities on the condensed balance sheets.

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan totaling $1.3 million as of September 30, 2020 and $3.5 million as of December 31, 2019, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of September 30, 2020 and December 31, 2019. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year.

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

Short-term Investments

The Company has classified and accounted for its short-term investments as available-for-sale which are carried at fair value on its condensed balance sheets. Available-for-sale securities with remaining maturities of 12 months or less are classified as short term and available-for-sale securities with remaining maturities greater than 12 months are classified as long term. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit), except for unrealized losses determined to be other than temporary, of which there were none as of September 30, 2020 and December 31, 2019.

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

Our provisions to write down obsolete and excess inventory to net realizable value have not been material as of September 30, 2020 and December 31, 2019.

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

Convertible Preferred Stock Warrant Liability

The Company issued convertible preferred stock warrants in conjunction with the issuance of debt. Such warrants were recorded as other noncurrent liabilities on the condensed balance sheets at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is included in other income (expense), net. The Company continued to remeasure these warrants until the earlier of the expiration, exercise or conversion of the convertible preferred stock warrants into common warrants, which occurred upon the completion of the IPO on July 2, 2019. In connection with the completion of the IPO, the convertible preferred stock warrants automatically converted into common stock warrants. Upon conversion of the convertible preferred stock warrants, the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Leases

Prior to the adoption of ASC 842 on January 1, 2020

Leases are reviewed for classification as operating or capital leases. For operating leases, the Company recognizes rent on a straight-line basis over the term of the lease. The Company records the difference between cash payments and rent expense recognized as a deferred rent liability included in other accrued and current liabilities and other noncurrent liabilities on the condensed balance sheets. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, are deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

Subsequent to the adoption of ASC 842 on January 1, 2020

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease.   For the Company’s operating leases, the Company records a lease liability based on the present value of the lease payments at lease inception, using the applicable incremental borrowing rate.  The Company estimates the incremental borrowing rate by developing its own synthetic credit rating, corresponding yield curve, and the terms of each lease at the lease commencement date.  The corresponding right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease.  The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease.  Operating lease right-of-use assets, operating lease liabilities, current portion and operating lease liabilities, net of current portion are included on the Company’s condensed balance sheet.

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

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents,  accounts receivable, and investments. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash, cash equivalents, and investments with major financial institutions within the United States.

As of September 30, 2020 and December 31, 2019, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and nine months ended September 30, 2020 and 2019.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible  Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments, such as the Convertible Senior Notes discussed in Note 6, by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU will be effective for annual reporting periods after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

Note 3. Cash, Cash Equivalents and Short-term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$191,279	$—	$—	$191,279
Money market fund	151,813	—	—	151,813
Total cash and cash equivalents	$343,092	$—	$—	$343,092
Short-term investments:
U.S. Treasury securities	$16,015	$40	$—	$16,055
Corporate bonds	36,034	67	—	36,101
Total short-term investments	$52,049	$107	$—	$52,156

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$111,319	$—	$—	$111,319
U.S. Treasury securities	29,981	—	—	29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	3,749	—	—	3,749
Agency bonds	2,000	—	—	2,000
Commercial paper	1,998	—	—	1,998
Total cash and cash equivalents	$154,446	$—	$—	$154,446
Short-term investments:
U.S. Treasury securities	$151,857	$13	$—	$151,870
Corporate bonds	38,149	—	(5)	38,144
Agency bonds	11,028	—	(2)	11,026
Commercial paper	7,770	1	—	7,771
Total short-term investments	$208,804	$14	$(7)	$208,811

As of September 30, 2020 and December 31, 2019, the contractual maturity for the short-term investments is less than one year. For the three and nine months ended September 30, 2020 and 2019, the Company recognized no material realized gains or losses on short-term investments.

Note 4. Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis on the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$151,813	$—	$—	$151,813
Total cash equivalents	$151,813	$—	$—	$151,813
Short-term investments:
U.S. Treasury securities	$16,055	$—	$—	$16,055
Corporate bonds	—	36,101	—	36,101
Total short-term investments	$16,055	$36,101	$—	$52,156

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
U.S. Treasury securities	$29,981	$—	$—	$29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	—	3,749	—	3,749
Agency bonds	—	2,000	—	2,000
Commercial paper	—	1,998	—	1,998
Total cash equivalents	$35,380	$7,747	$—	$43,127
Short-term investments:
U.S. Treasury securities	$151,870	$—	$—	$151,870
Corporate bonds	—	38,144	—	38,144
Agency bonds	—	11,026	—	11,026
Commercial paper	—	7,771	—	7,771
Total short-term investments	$151,870	$56,941	$—	$208,811

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

As of September 30, 2020, the fair value of the Notes, which differs from its carrying value is determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates. As of September 30, 2020, the estimated fair value of the Notes, which has an aggregate face value of $172.5 million, was $172.0 million based on the market price on the last trading day for the period.

Note 5. Condensed Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Proprietary software	$23,288	$23,318
Furniture and equipment	25,742	21,083
Automobiles	667	718
Leasehold improvements	50,852	43,505
	100,549	88,624
Less: accumulated depreciation and amortization	(38,605)	(32,793)
Property and equipment, net	$61,944	$55,831

Depreciation and amortization expense on property and equipment was $4.9 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $13.7 million and $9.5 million for the nine months ended September 30, 2020 and 2019, respectively.  Proprietary software taken out of service during the three months ended September 30, 2020 was $6.8 million and was fully depreciated.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Returns reserve	$12,793	$17,005
Accrued compensation	14,043	11,626
Site credit liability	5,439	5,080
Accrued sales tax and other taxes	5,446	6,132
Deferred revenue	1,960	4,767
Accrued marketing and outside services	10,297	6,830
Accrued interest	1,496	—
Other	4,293	3,127
Other accrued and current liabilities	$55,767	$54,567

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

The net carrying amount of the liability component of the Notes was as follows:

September 30, 2020
Principal	$172,500
Unamortized debt discount	(18,814)
Unamortized debt issuance costs	(5,629)
Net carrying amount	$148,057

The net carrying amount of the equity component of the Notes was as follows:

September 30, 2020
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020

In connection with the issuance of the Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheet and is amortized to interest expense using the effective interest method over the expected life of the Notes or approximately its five-year term. The effective interest rate on the liability component of the Notes for the period from the date of issuance through September 30, 2020 was 6.4%.

The following table sets forth the amounts recorded in interest expense related to the Notes from the date of issuance through September 30, 2020:

Amount
Contractual interest expense	$1,496
Amortization of debt discount	974
Amortization of debt issuance costs	294
Total interest and amortization expense	$2,764

Future minimum payments under the Notes as of September 30, 2020, are as follows:

Fiscal Year	Amount
Remainder of 2020	$2,574
2021	5,175
2022	5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	198,362
Less amounts representing interest	(25,862)
Total principal amount	$172,500

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

On July 26, 2019 the Company fully repaid the principal of its Term Loans in the amount of $6.5 million.  With the repayment of the term loans, the Company was no longer subject to debt covenants as of September 30, 2020. Interest expense related to the Term Loans was zero and immaterial for the three months ended September 30, 2020 and 2019, respectively.  During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense related to the Term Loans of zero and $0.6 million, respectively.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All convertible Preferred Stock Warrants were converted to common stock warrants and exercised through net share settlement in July 2019.  No warrants were outstanding as of September 30, 2020.

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

2019 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”).  The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants.  Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 8,000,000. These available shares increase annually by an amount equal to the lesser of 8,000,000 shares, 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,293,616 shares.

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (ESPP).  The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period.    The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense.  The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares.  These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the

Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase in the shares available for grant under the ESPP by 858,723 shares. The initial offering period runs from May 15, 2020 to November 14, 2020. There were no shares purchased by employees under the ESPP during the three months and nine months ended September 30, 2020 and 2019. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of September 30, 2020, total unrecognized compensation costs related to the 2019 ESPP was $0.1 million which will be amortized over a weighted average period of 0.1 years.

Stock-based Compensation

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketing	$705	$145	$1,228	$287
Operations and technology	2,892	1,098	7,222	2,064
Selling, general and administrative	3,775	1,277	8,461	2,565
Total	$7,372	$2,520	$16,911	$4,916

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

The Company adopted ASU 2016-02 on January 1, 2020. At adoption, the Company measured the lease liability at the present value of the future lease payments as of January 1, 2020, using the Company’s incremental borrowing rate for each lease. The Company derived the incremental borrowing rate by developing its own synthetic credit rating, corresponding yield curve, and the terms of each lease at the adoption date. The corresponding right-of-use asset is valued at the amount of the lease liability adjusted for the remaining balance of unamortized lease incentives, prepaid rent and deferred rent as of the adoption date.

The Company recorded operating lease costs of $6.2 million and $18.4 million for the three and nine months ended September 30, 2020, respectively. The Company also incurred $1.1 million and $3.1 million, respectively, of variable lease costs for the three and nine months ended September 30, 2020. The variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.  Rent expense under ASC 840 was $4.8 million and $13.4 million for the three and nine months ended September 30, 2019, respectively.

Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	$5,054
2021	24,205
2022	21,548
2023	20,168
2024	19,759
Thereafter	71,924
Total future minimum payments	$162,658
Less: Imputed interest	(35,715)
Present value of operating lease liabilities	$126,943

As of December 31, 2019, the Company’s future minimum lease payments under the noncancelable operating leases were as follows (in thousands):

Year ending December 31,	Amount
2020	$20,530
2021	22,059
2022	19,610
2023	18,307
2024	17,957
Thereafter	67,208
Total future minimum payments	$165,671

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

Nine Months Ended September 30, 2020
Operating cash flows used for operating leases	$6,113
Operating lease assets obtained in exchange for operating lease liabilities	$16,671

The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2020
Weighted average remaining lease term	7.3 years
Weighted average discount rate	7.0%

The Company has leases for certain vehicles that are classified as finance leases.  The finance lease right-of-use asset and finance lease liabilities for these vehicle leases are immaterial as of September 30, 2020.

Note 10. Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2022.  As of September 30, 2020, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.

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

Interest expense related to the accretion of the grant liability was not material in the three and nine months ended September 30, 2020 and 2019.  As of September 30, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities. As of December 31, 2019, the outstanding liability was $0.9 million, of which $0.5 million is included in other accrued and current liabilities on the condensed balance sheets and $0.4 million is included in other noncurrent liabilities on the condensed balance sheets.

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

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On October 30, 2020, the Company sought leave to file a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. On the same day, the court ordered that the Company would be permitted to file its motion or, by stipulation with Chanel, its amended answer. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020.   On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020, which motion remains pending.   The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of the Company’s key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  On September 10, 2020, a purported shareholder filed a putative derivative action in the United States District Court for the District of Delaware.  The derivative complaint alleges factual allegations largely tracking the above referenced lawsuits.  The derivative case has been stayed pending a ruling on the motion to dismiss in the federal securities case.  While the Company intends to vigorously defend against the litigation described above, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

Note 11. Income Taxes

The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The Company has reviewed all positive and negative evidence associated with the realizability of its deferred tax assets, and continues to maintain a full valuation allowance as of September 30, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “Act”) was signed into law. The Act provides various forms of income tax relief to companies including additional carryback opportunities for net operating losses (NOLs), and the potential offset of 100% of taxable income with NOLs (as opposed to only 80% before the Act’s enactment). The Act also temporarily increases the interest deductibility threshold from 30% to 50% of adjusted taxable income. Further, some companies can immediately expense qualified improvement property, instead of depreciating those costs over 39 years, for income tax purposes. Additionally, if improvement property is capitalized, the life to be used for amortization has been reduced from 39 years to 15 years.

Given the Company’s tax attributes, specifically large net operating loss carryforwards, the Act and related provisions do not create immediate material tax relief. However, the Company continues to monitor the various tax provisions.

Note 12. Net Loss Per Share

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common stockholders	$(43,305)	$(25,274)	$(124,489)	$(78,726)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	87,869,321	84,634,956	87,176,677	34,556,485
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.30)	$(1.43)	$(2.28)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis, except the Convertible Senior Notes):

	September 30,
	2020	2019
Options to purchase common stock	6,444,997	9,417,490
Restricted stock units	4,625,248	551,549
Estimated shares issuable under the Employee Stock Purchase Plan	93,853	—
Assumed conversion of the Convertible Senior Notes	9,705,454	—
Total	20,869,552	9,969,039

The Notes issued in June 2020 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net income per share is computed using the treasury stock method.

Note 13. Subsequent Events

Leases

In November 2020, the Company signed a new noncancelable operating lease for its fifth warehouse in Arizona. The lease term is through May 31, 2031 with an option to extend for up to ten years. The minimum lease payments for the initial lease term total $31.0 million.

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

•

Consignment and service revenue. When we sell goods through our online marketplace on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2020 and 2019, our overall take rate on consigned goods was 35.4% and 36.8%, respectively. In the nine months ended September 30, 2020 and 2019, our overall take rate on consigned goods was 35.9% and 36.3%, respectively. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, we take ownership of goods and retain 100% of the proceeds when the goods subsequently resell through our online marketplace.

We generate revenue from orders processed through our website, mobile app, LCOs, and four retail stores located in New York, Los Angeles, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 19.3 million members as of September 30, 2020. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Our gross merchandise value (“GMV”) decreased by 3% to $245.4 million from $252.8 million in the three months ended September 30, 2020 and 2019, respectively. Our GMV decreased by 3% to $685.7 million from $705.4 million in the nine months ended September 30, 2020 and 2019, respectively. However, NMV increased slightly as returns decreased year over year primarily due to a higher mix of non-returnable items, including handbags and certain promoted items.  Our total revenue decreased by 4% to $78.1 million from $81.5 million in the three months ended September 30, 2020 and 2019, respectively. Our total revenue decreased by 5% to $213.7 million and $224.3 million in the nine months ended September 30, 2020 and 2019, respectively. The decrease in revenue for both periods was driven primarily by the decreases in GMV and take rate. In the three months ended September 30, 2020 and 2019, our gross profit was $49.8 million and $52.2 million, respectively, representing a decrease of 5%. In the nine months ended September 30, 2020 and 2019, our gross profit was $134.8 million and $140.7 million, respectively, representing a decrease of 4%. See “—Impact of COVID-19 on our Business” below.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization categorized the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has adversely impacted our business operations and results of operations in 2020 as described in more detail under “Comparison of the Three and Nine months ended September 30, 2020 and 2019” below. Operations in the Company’s fulfillment facilitates were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. However, operations capacity was no longer limited by restrictions related to COVID-19 during the three months ended September 30, 2020. Additionally, our retail stores and luxury consignment offices were temporarily closed for varying periods of time, but have been open during the entirety of three months ended September 30, 2020.  In-person white glove consignment appointments were temporarily suspended and augmented with virtual appointments but remain an option for our consignor base. GMV was negatively impacted due to adverse impacts of the COVID-19 pandemic on our business, but GMV trends have improved significantly. In March 2020, when many shelter-in-place directives went into effect, and continuing through mid-April 2020, GMV declined approximately 40%-45% year over year. In the three months ended September 30, 2020, GMV declined approximately 3% year over year. With the GMV recovery, we continued to invest in marketing and resumed hiring during the three months ended September 30, 2020.

We expect the evolving COVID-19 pandemic to continue to have a materially adverse impact on our business operations and results of operations, including our net revenues, earnings and cash flows, including as a result of further spread of the disease, potential disruption in our fulfillment centers, further temporary closures of retail stores and luxury consignment offices, disruption to our supply acquisition, decreased productivity due to shelter-in-place orders, changes in buyer and consignor behaviors, and a slowdown in the U.S. economy and uncertain global economic outlook. It may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores. Travel and border closures do not significantly affect our business as we operate a U.S. focused marketplace.

We have taken actions to help ensure that our business will continue uninterrupted through the COVID-19 pandemic, including enforcing social distancing in our fulfillment centers, enabling virtual consignment appointments, implementing curbside pick-up of products from our consignors, and implementing steps to enable employees to work remotely. The impact of these actions on our workforce are difficult to assess. However, we do not believe that these remote work arrangements have adversely affected our ability to maintain our financial reporting systems, internal control over financial reporting and disclosure controls and procedures. In addition, we do not expect to encounter any significant challenges to our ability to maintain these systems and controls.

We also do not expect the pandemic to affect the assets on our condensed balance sheet and our ability to timely account for those assets.  We evaluate our estimates and assumptions used in preparing our financial statements on an ongoing basis. We do not anticipate any material impairments with respect to long-lived assets, right-of-use assets or investments, or changes in accounting judgments that would have a material impact on our financial statements.

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

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 15.8 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three and nine months ended September 30, 2020 was 83% as compared to 81% for both the three and nine months ended September 30, 2019.

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

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of September 30, 2020, 13% of our buyers had become consignors and 55% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

Scaling operations and technology. To support the future growth of our business, we plan to expand our capacity through investments in physical infrastructure, talent and technology over the long term. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased merchandising and fulfillment facilities located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. The market for real estate to support operations centers such as ours is competitive, and we plan to continue to secure and efficiently bring online additional capacity to support future growth. The opening of our retail stores in New York in late 2017 and Los Angeles in mid-2018 significantly contributed to the increase in operations and technology expense in 2018. We opened a second retail store in New York in May 2019. We opened our fourth retail store in San Francisco in March 2020, and we intend to open additional retail stores in the future. After postponing the opening due to the negative impacts of COVID-19 to our business, our Chicago retail store opened in October 2020. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We invest substantially in technology to automate our operations and support growth. We continue to strategically invest in technology despite the difficult operating environment resulting from COVID-19, as innovation positions us to scale and support growth once the economy normalizes.

Seasonality. Before the COVID-19 pandemic, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger average order value (“AOV”), and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes. However, the adverse impacts of COVID-19 on our business has made it difficult to evaluate the impact of seasonality in our business. While we expect supply will continue to be negatively impacted by COVID-19, we believe its growth will accelerate in the fourth quarter. Additionally, we expect higher advertising spend and demand increases in the fourth quarter.

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands, except AOV and percentages)
GMV	$245,355	$252,766	$685,732	$705,358
NMV (1)	$189,059	$186,617	$513,481	$511,937
Number of Orders	550	577	1,562	1,581
Take Rate	35.4%	36.8%	35.9%	36.3%
Active Buyers	617	543	617	543
AOV	$446	$438	$439	$446

(1) The basis for calculation of NMV has been consistently applied for all reporting periods, however the definition of the NMV operating metric was modified to clarify the manner in which it was determined. The modification of the definition does not materially change the reported operating metric.

GMV

GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of certain buyer incentives, shipping fees and sales tax. Buyer incentives consist of coupons or promotions that offer credits in connection with purchases on our platform. We believe this is the primary measure of the scale and growth of our online marketplace and the key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2 - Summary of Significant Accounting Policies -Revenue Recognition - Consignment and Service Revenue.

NMV

NMV, or net merchandise value, represents the value of sales from both consigned goods and our inventory net of platform-wide discounts less product returns and order cancellations and does not take into account the effect of certain buyer incentives, shipping fees and sales tax. We believe NMV is a supplemental measure of the scale and growth of our online marketplace. Like GMV, NMV is not a proxy for revenue or revenue growth.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA Reconciliation:
Net loss	$(43,305)	$(25,274)	$(124,489)	$(75,371)
Depreciation and amortization	4,917	3,545	13,673	9,537
Stock-based compensation	7,372	2,520	16,911	4,916
Legal settlement	—	—	1,110	—
Restructuring charges	72	—	514	—
Compensation expense related to stock sales by current and former employees	—	—	—	819
Interest income	(448)	(1,902)	(2,350)	(2,918)
Interest expense	2,406	60	2,810	572
Other expense, net	—	119	89	2,106
Provision (benefit) for income taxes	(17)	(8)	38	51
Adjusted EBITDA	$(29,003)	$(20,940)	$(91,694)	$(60,288)

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

Results of Operations

The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Consignment and service revenue	$64,407	$69,245	$176,570	$184,890
Direct revenue	13,645	12,271	37,111	39,417
Total revenue	78,052	81,516	213,681	224,307
Cost of revenue:
Cost of consignment and service revenue	16,304	19,446	47,253	52,592
Cost of direct revenue	11,964	9,842	31,678	31,056
Total cost of revenue	28,268	29,288	78,931	83,648
Gross profit	49,784	52,228	134,750	140,659
Operating expenses:
Marketing	15,186	13,390	37,747	36,838
Operations and technology	40,578	37,407	117,858	103,271
Selling, general and administrative	35,384	28,436	103,047	76,110
Total operating expenses	91,148	79,233	258,652	216,219
Loss from operations	(41,364)	(27,005)	(123,902)	(75,560)
Interest income	448	1,902	2,350	2,918
Interest expense	(2,406)	(60)	(2,810)	(572)
Other income (expense), net	—	(119)	(89)	(2,106)
Loss before provision for income taxes	(43,322)	(25,282)	(124,451)	(75,320)
Provision (benefit) for income taxes	(17)	(8)	38	51
Net loss	$(43,305)	$(25,274)	$(124,489)	$(75,371)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Consignment and service revenue	82.5%	84.9%	82.6%	82.4%
Direct revenue	17.5	15.1	17.4	17.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of consignment and service revenue	20.9	23.9	22.1	23.4
Cost of direct revenue	15.3	12.0	14.8	13.9
Total cost of revenue	36.2	35.9	36.9	37.3
Gross profit	63.8	64.1	63.1	62.7
Operating expenses:
Marketing	19.5	16.4	17.7	16.4
Operations and technology	52.0	45.9	55.2	46.1
Selling, general and administrative	45.3	34.9	48.2	33.9
Total operating expenses	116.8	97.2	121.1	96.4
Loss from operations	(53.0)	(33.1)	(58.0)	(33.7)
Interest income	0.6	2.3	1.1	1.3
Interest expense	(3.1)	(0.1)	(1.3)	(0.3)
Other income (expense), net	—	(0.1)	(0.1)	(0.9)
Loss before provision for income taxes	(55.5)	(31.0)	(58.3)	(33.6)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(55.5)%	(31.0)%	(58.3)%	(33.6)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Consignment and Service Revenue

Consignment and service revenue decreased by $4.8 million, or 7%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in revenue was driven primarily by the decreases in GMV and take rate. Supply was negatively impacted in New York City and Los Angeles, our largest markets. Decreased traffic at our retail stores and LCOs also negatively impacted consignment levels during the three months ended September 30, 2020.

Consignment and service revenue decreased by $8.3 million, or 4% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  At the beginning the pandemic, limited operations in our fulfillment facilities and the temporary closures of our luxury consignment offices and retail stores in accordance with shelter-in-place directives significantly impacted GMV.  Both supply and demand were adversely impacted by limited operations in our fulfillment facilities, the temporary closures of our luxury consignment offices and retail stores, and disruption in our New York City and Los Angeles markets. In March 2020, when many shelter-in-place directives went into effect, and continuing through mid-April 2020, GMV declined approximately 40%-45% year over year. Since then, GMV trends have improved significantly. GMV declined approximately 3% in the three months ended September 30, 2020 compared to the same period last year.

Our take rate decreased to 35.4% from 36.8% in the three months ended September 30, 2020 compared to the same period last year. Take rate decreased due to the higher sales mix of lower take rate categories such as handbags and jewelry, and a higher mix of consignors earning higher commissions.  Our take rate decreased to 35.9% from 36.3% in the nine months ended September 30, 2020 compared to the same period last year.

Constraints on our ability to source supply consequently negatively impacted consumer demand. The continuation of the outbreak may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores.

Direct Revenue

Direct revenue increased by $1.4 million, or 11%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was driven by the higher sales mix of company-owned inventory and higher sales of aged inventory. Direct revenue decreased by $2.3 million, or 6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was driven in part by COVID-19 adverse impacts to our business noted above. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. We expect direct revenue as a percent of total revenue to vary from period to period.

Cost of Consignment and Service Revenue

Cost of consignment and service revenue decreased by $3.1 million, or 16%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $5.3 million, or 10%, in the nine months ended September 30, 2020 compared to the same period last year. The decrease was primarily due to lower revenue in connection with COVID-19 related business interruptions.  Gross margin increased by 2.8% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased by 1.7% in nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily attributable to an overall improvement in shipping costs relating to more favorable terms with our shipping carrier.

Cost of Direct Revenue

Cost of direct revenue increased by $2.1 million, or 22%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and by $0.6 million, or 2%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Gross margin decreased by 7.5% and 6.6% for the three and nine months ended September 30, 2020 compared to the same periods last year, primarily due to lower product margins on sales of aged inventory.

Marketing

Marketing expense increased by $1.8 million, or 13%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as we increased our marketing investments with the improving GMV trends. Marketing expense increased by $0.9 million, or 2%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher stock-based compensation expense.

As a percent of revenue, marketing expense increased to 19.5% from 16.4% in the three months ended September 30, 2020 and 2019, respectively. As a percent of revenue, marketing expense increased to 17.7% from 16.4% in the nine months ended September 30, 2020 and 2019, respectively. Our marketing efficiency was offset by the significant adverse impact of COVID-19 on our revenue. We will continue to evaluate our marketing strategy during the COVID-19 pandemic.

Operations and Technology

Operations and technology expense increased by $3.2 million, or 8%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense and higher occupancy costs.

Operations and technology expense increased by $14.6 million, or 14%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation, higher occupancy costs, and higher technology costs. While there were employee furloughs, the average headcount was higher year over year primarily in our authentication, merchandising and technology teams.

As a percent of revenue, operations and technology expense increased to 52.0% from 45.9% in the three months ended September 30, 2020 and 2019, respectively and to 55.2% from 46.1% in the nine months ended September 30, 2020 and 2019, respectively. This increase is primarily due to higher fixed occupancy costs compared to lower revenue as a result of COVID-19’s negative impact on revenue during the three and nine months ended September 30, 2020.  While we have implemented cost saving measures to address the challenges from the COVID-19 pandemic, we continued to invest in automation, consignor services including virtual appointments and self-scheduling, and other technology improvements to support and drive efficiency in our operations and to support our growth.

Selling, General and Administrative

Selling, general and administrative expense increased by $6.9 million, or 24%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due higher employee compensation related expenses, including stock-based compensation expense, increased COVID-19 related expenses to implement health and safety measures, and higher legal and accounting fees.

Selling, general and administrative expense increased by $26.9 million, or 35%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase was primarily due to higher employee compensation related expenses, including stock-based compensation due to an increase in average headcount, increased COVID-19 related expenses to implement health and safety measures, and higher accounting and legal fees including legal settlement charges of $1.1 million. Additionally, there were higher occupancy related expenses for our administrative and sales offices.

As a percent of revenue, selling, general and administrative expense increased to 45.3% from 34.9% in the three months ended September 30, 2020 and 2019, respectively and to 48.2% from 33.9% in the nine months ended September 30, 2020 and 2019, respectively as we invested in the growth of the sales organization and expanded our finance and administrative functions as a public company. This increase is primarily due to higher fixed general and administrative costs compared to lower revenue as a result of COVID-19’s negative impact on revenue, which we expect will continue to some extent until the COVID-19 pandemic has ended and our operations normalize.

Interest Income

Interest income decreased $1.4 million, or 76%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. Interest income decreased $0.6 million, or 19%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to lower rates and lower average investment balances.

Interest Expense

Interest expense increased $2.3 million, or 3910%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and increased $2.2 million, or 391%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to the contractual interest expense and amortization of the debt discount related to the 3.00% convertible senior notes issued in June 2020.

Other Income (Expense), Net

Other expense decreased $0.1 million, or 100%, in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to a franchise tax charge in 2019. Other expense decreased $2.0 million, or 96%, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to remeasurement of the warrant liability in 2019 as there were no warrants outstanding after the Company’s IPO in July 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had unrestricted cash, cash equivalents and short-term investments of $395.2 million and an accumulated deficit of $479.0 million. In March 2019, the Company issued Series H redeemable convertible preferred stock and convertible preferred stock to new and existing investors for aggregate net proceeds of $69.8 million. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of 3% convertible senior notes due 2025 and the related cap call transactions.  Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In addition, proceeds from our IPO and convertible senior notes will be used to finance our operations.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the challenges presented by COVID-19 and invest in expansion activities in the longer term. At the beginning of the pandemic, we implemented measures to realign our cost structure and preserve liquidity including deferring certain capital investments, renegotiating certain vendor contracts,  and reducing payroll costs, including through headcount reductions, employee furloughs and reduced executive salaries. With improving GMV trends we began to strategically reinvest in growth; however, we continue to monitor opportunities to strengthen our financial flexibility and preserve liquidity. The Company believes that its financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future.   We believe our existing cash and cash equivalents and short-term investments as of September 30, 2020 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(96,017)	$(58,119)
Investing activities	134,544	(952)
Financing activities	150,119	378,439
Net increase in cash, cash equivalents and restricted cash	$188,646	$319,368

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $96.0 million, which consisted of a net loss of $124.5 million, adjusted by non-cash charges of $44.4 million and cash outflows due to a net change of $16.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $8.7 million in operating lease liability, a decrease of $8.3 million in accrued consignor payable, an increase of $4.6 million in prepaid and other current expenses, partially offset by a decrease of $4.4 million in inventory.

During the nine months ended September 30, 2019, net cash used in operating activities was $58.1 million, which consisted of a net loss of $75.4 million, adjusted by non-cash charges of $18.7 million and cash outflows due to a net change of $1.4 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $2.6 million increase in accounts receivable driven by the timing of settlement of credit card purchases relative to year-end sales and a $3.5 million increase in inventory, and a $3.4 million increase in prepaid expenses and other current assets partially offset by a $4.6 million increase in accrued consignor payable and a $1.4 million increase in other noncurrent liabilities, and a $1.4 million increase in accounts payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $134.5 million, which consisted of $222.2 million proceeds from maturities on short-term investments and $7.9 million in sales of short-term investments partially offset by $73.3 million for purchases of short-term investments, $15.7 million for purchases of property and equipment, net, including leasehold improvements and $6.6 million for capitalized proprietary software development costs.

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

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $150.1 million, which primarily consisted of proceeds of $166.3 million from the issuance of the convertible senior notes, net of issuance costs, $7.1 million from the exercise of stock options and warrants partially offset by $22.5 million for the purchase of capped calls related to the Notes issuance.

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

Convertible Senior Notes

As of September 30, 2020, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.

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

Contractual Obligations and Commitments

As of September 30, 2020, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

Term Loans

We were party to a loan and security agreement that included a term loan facility, which consisted of a $7.5 million term loan with a maturity date of January 1, 2020 and a $7.5 million term loan maturing at January 31, 2021 (together the “Term Loans”).  On July 26, 2019, we fully repaid the principal amount of our term loans.

The Term Loans bear interest on the outstanding daily balance thereof at a variable annual rate equal to 0.35% above the prime rate then in effect. As of September 30, 2020 and December 31, 2019, we had zero outstanding under the Term Loans. The Term Loans were secured by liens on substantially all of our present and future assets.

The Term Loans included affirmative, negative and financial covenants that restrict our ability to, among other things, incur additional indebtedness, make investments, sell or otherwise dispose of assets, pay dividends or repurchase stock. With the repayment of the term loans, we were no longer subject to the debt covenants as of September 30, 2020.

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

As of September 30, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $395.2 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

In November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On October 30, 2020, the Company sought leave to file a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. On the same day, the court ordered that the Company would be permitted to file its motion or, by stipulation with Chanel, its amended answer. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020, which motion remains pending. The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired our stock pursuant to or traceable to the registration statement for our IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased our stock from June 27, 2019 through November 20, 2019. The complaints allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of our key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  On September 10, 2020, a purported shareholder filed a putative derivative action in the United States District Court for the District of Delaware.  The derivative complaint alleges factual allegations largely tracking the above referenced lawsuits.  The derivative case has been stayed pending a ruling on the motion to dismiss in the federal securities case.  While we intend to vigorously defend against the litigation described above, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

Item 1A. Risk Factors.

The Company has reviewed and updated its risk factors as previously disclosed in its 2019 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30,2020. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2019 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business

The operations of our facilities and our retail stores have been adversely affected by the COVID-19 pandemic and may continue to be adversely affected.

We currently have four merchandising and fulfillment facilities, one in California and three in New Jersey. In addition, we operate retail stores in California and New York. Our business depends on the uninterrupted operation of these facilities. In response to the COVID-19 pandemic, the state and local governments have imposed significant limitations on business operations. As of the date of this filing, our fulfillment facilities, luxury consignment offices and four retail stores are all operating subject to certain restrictions, such as modified operating models and hours at our fulfillment facilities, enhanced safety and cleaning protocols. In-person White Glove consignment appointments were temporarily suspended and augmented with virtual appointments but remain an option, in certain circumstances, for our consigner base.  We have also taken certain actions to facilitate the continued operation of our business through the COVID-19 pandemic, including social distancing in our fulfillment centers, enabling virtual consignment appointments, implementing curbside pick-up of products from our consignors, and implementing steps to enable employees to work remotely to the extent possible. It is unclear whether further limitations will be imposed in the near future due to the current resurgence of the COVID-19 virus. The COVID-19 pandemic also directly threatens the health of our employees, our consignors and our customers. The operation of all of our facilities and stores is critically dependent on our employees who staff these locations.

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

Our success depends on our ability to cost-effectively attract, retain and grow relationships with consignors, and in turn, our supply of luxury goods sold through our online marketplace. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our four retail stores, utilizing our luxury consignment offices (“LCOs”), paid advertising, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press, Internet search engine results and through our partnerships with Gucci, Stella McCartney and Burberry. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or consign as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. In addition, a significant number of our new and existing consignors greatly prefer our White Glove consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Due to the COVID-19 pandemic, we have modified our White Glove consultation method for consigning luxury goods to operate on a “no contact” basis. It is unclear what impact this modified “no contact” White Glove consultation method will have on our operations and these new and existing consignors may not be as willing, or willing at all, to utilize our other methods for consignment. If we fail to attract new consignors or drive repeat consignments, our ability to grow our business would be adversely affected.

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

Our ability to successfully grow our business also depends on the availability and cost of leasing additional merchandising and fulfillment facilities that meet our criteria for a geographic location with access to a large, qualified talent pool, square footage, cost and other factors. We currently have four merchandising and fulfillment facilities-one in California and three in New Jersey. Optimal space is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to secure adequate merchandising and fulfillment facilities could have an adverse effect on our business and operating results.

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

We experienced net losses of $52.3 million, $75.8 million, $96.7 million, and $124.5 million in 2017, 2018, 2019 and the nine months ended September 30, 2020, respectively, and as of September 30, 2020 we had an accumulated deficit of $478.9 million. Due to the impacts of the COVID-19 pandemic on our operations, we have recently implemented a number of measures to realign our cost structure and preserve liquidity, which included reducing marketing investments, deferring certain capital investments and reducing discretionary investments across our business. However, we continue to believe there is substantial opportunity for growth in our business and our market and, once the COVID-19 pandemic crisis has abated, we intend to align our strategy to capitalize on such opportunity. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.

Our revenue growth in 2019 should not be considered indicative of our future performance. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition or our failure to capitalize on growth opportunities, such as increasing company-owned inventory. Additionally, consignors may opt to consign less with us to the extent we take steps, such as increasing our take rates, that make our online marketplace appear less attractive to them. Alternatively, the emergence of direct competitors may force us to decrease our take rates to remain competitive to attract consignors, which will have a negative impact on our financial performance.

Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could also strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations or manage our company-owned inventory would negatively affect our reputation and brand, business, financial condition and operating results.

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

We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2020, the Company will be deemed a “large accelerated filer” under the Exchange Act and will lose emerging growth company status as of December, 31, 2020. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expenses as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: November 10, 2020	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: November 10, 2020	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer