Form 10-K
period 2020-12-31
TheRealReal, Inc.
filed 2021-03-01
CIK 1573221

te

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $828,382,323 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 30, 2020. Excludes an aggregate of 22,580,808 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 30, 2020.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 89,835,220.

DOCUMENTS INCORPORATED BY REFERENCE

List Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders.

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

•	our ability to effectively manage or sustain our growth and to effectively expand our operations;
•	our strategies, plans, objectives and goals;
•	the market demand for authenticated, pre-owned luxury goods and new and pre-owned luxury goods in general and the online market for luxury goods;
•	our ability to compete with existing and new competitors in existing and new markets and offerings;
•	our ability to attract and retain consignors and buyers;
•	our ability to increase the supply of luxury goods offered through our online marketplace;
•	our ability to timely and effectively scale our operations;
•	our ability to enter international markets;
•	our ability to optimize, operate and manage our authentication centers;
•	our ability to develop and protect our brand;
•	our ability to comply with laws and regulations;
•	our expectations regarding outstanding litigation;
•	our expectations and management of future growth;
•	our expectations concerning relationships with third parties;
•	economic and industry trends, projected growth or trend analysis;
•	seasonal sales fluctuations;
•	our ability to add capacity, capabilities and automation to our operations; and
•	our ability to attract and retain key personnel.

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

PART I

Item 1. Business.

Overview

The RealReal is the world’s largest online marketplace for authenticated, consigned luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply and creates a trusted, curated online marketplace for buyers globally. Since inception, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure and people.

We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. The top-selling luxury designers on our online marketplace include Cartier, Chanel, Christian Louboutin, Gucci, Hermès, Louis Vuitton, Prada, Rolex, Tiffany & Co. and Valentino. We offer products across multiple categories including women’s, men’s, kids’, jewelry and watches, and home and art.

Gross Merchandise Value (In Millions)

$16
$44
$175
$476
$19
$72
$249
$668
$17
$78
$252
$640
2018
2019
2020
Women's
Jewelry & Watches
Men's
Home, Art and Other

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

We also operate our larger footprint flagship retail stores, or Flagship Stores, in West Hollywood in Los Angeles, California, Union Square in San Francisco, California, SoHo and Upper East Side in New York, New York and in Chicago, Illinois. Our Flagship Stores are typically 8,000 to 12,000 square feet with thousands of unique items for sale and are located in highly desirable, densely populated locations with strong foot traffic. In addition, we operate smaller footprint neighborhood retail stores, or Neighborhood Stores, on the Upper East Side and Brooklyn in New York, Newport Beach, California and Palo Alto, California. Our Neighborhood Stores are typically 2,500 to 4,500 square feet with items for sale focused in one category and are located in an area with large number of potential customers who are interested in that category.

Our Market

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

•

We offer buyers a vast, yet curated supply of primarily pre-owned luxury goods and instill trust in the buying process. We build trust in our buyer base by thoroughly inspecting the quality and condition of every item and putting every item through our authentication process. This trust drives repeat purchases from our buyer base and instills confidence in first-time buyers to purchase pre-owned luxury goods.

•

We also operate Flagship and Neighborhood Stores. In 2020, our stores generated approximately $52 million in GMV and approximately $81 million in retail supply value. Our stores improve unit economics by acquiring higher value buyers and consignors, increasing lifetime value, increasing average order value, and lowering return rates. We also benefit from increased brand awareness that accelerates overall market growth.

Our Consignors

By making consignment easy, convenient, reliable and fast for our consignors, we aim to unlock a vast quantity of desirable, high-quality, primarily pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2020, approximately 83% of our GMV came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.

Our sales and service organization is responsible for obtaining exclusive supply for our online marketplace. Our sales professionals generate a robust pipeline of new consignors and build lasting relationships, which cannot be easily replicated. They consult on the consignment process and leverage data to advise consignors on pricing, expected selling time and market trends.

•

We deliver an end-to-end service experience. We remove friction from the consignment process by providing multiple consignment methods. We offer White Glove in-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers.

•

We do the work on behalf of consignor. Once consigned items reach one of our four authentication centers, we authenticate, write the associated copy, photograph, price, sell and handle all fulfillment and returns logistics, making the consignment process seamless. Improvements in our automation of pricing, copywriting and photo retouching have improved the efficiency of our operations.

•

We generate high commissions for consignors. Our scale and global reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. Our consignors earn up to 85% in commissions and achieved an average commission rate of approximately 64% in 2020.

•

We offer a range of payment options for consignors and businesses.  Consignors are generally paid after an item has sold, however, we also offer trade-in terms and “Get Paid Now” options to both businesses and individuals. “Get Paid Now” is a program whereby a consignor’s items are evaluated, authenticated and priced and the consignor receives payment based on this process in advance of the sale of the item.

•

We drive rapid monetization. Our online marketplace efficiently matches supply with demand resulting in exceptional sales velocity. In the first three quarters of 2020 and for the full year 2019, approximately 60% and 80% of the products on our online marketplace sold within 30 days and 90 days, respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in that period. In 2020 and 2019, our online marketplace sell-through ratios were 99% and 94%, respectively.

In addition to consignments from individuals, we also receive items directly from business sellers such as resellers, wholesalers, brands, retailers, or Vendors. These Vendors consign primarily on consignment terms, but also on a “Get Paid Now” basis. We source primarily high-value products in the handbag, jewelry and watch category and sneakers from Vendors. We intend to continue to establish these relationships with Vendors and to develop our operational and technological capabilities to meet the unique needs of these Vendors.

In 2020, our GMV value was comprised of 78% from In-Home, Virtual Appointments, and Direct Ship, 14% Flagship and Neighborhood Stores together with Luxury Consignment Offices, and 8% from Vendors.

2020 GMV Value By Source

8%
14%
78%
In-Home, Virtual Appointments, and Direct Ship
Store/LCOs
Vendor

Our Buyers

We make it easy for buyers to shop our vast, yet curated selection of authenticated, primarily pre-owned luxury goods. In 2020, we had approximately 649,000 active buyers and approximately 83% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we aim to attract new buyers and drive repeat purchases from our existing buyers.

•

We offer a seamless buying experience. Buyers access our omni-channel online marketplace through our website, mobile app and retail stores, enabling them to purchase anytime, anywhere. Our Flagship and Neighborhood Stores also offer our buyers world-class service, surrounded by a beautifully designed space, where they can shop our dynamic curation of authenticated pre-owned luxury goods across all of our categories.

•

We build trust by putting every item through our authentication process. We continue to invest and innovate in authentication. We believe we have the most rigorous authentication process in the marketplace. We have highly trained gemologists, horologists, brand experts and art curators who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. Our gemologists and horologists authenticate and inspect our fine jewelry and watches, and each piece comes with an authentication certificate. In addition, our team of fine art curators and specialists research and validate art pieces for authenticity. In 2020, we augmented our authentication process with proprietary item and consignor risk scoring algorithms. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are confiscated. We are also working with the University of Arizona to develop proprietary technology to inspect gemstones faster and more accurately, without unmounting the stone.

•

We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2020, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.

•

We provide a gateway to luxury brands. We believe we are expanding the overall market for both new and pre-owned luxury goods, as the ability to experience and engage with luxury brands through our online marketplace results in an earlier appreciation for high-quality, well-crafted items, and inspires consumers to purchase new luxury items. As of December 31, 2020, while we had no contractual or other affiliations with luxury brands other than our partnerships with Stella McCartney, Burberry and Nanushka, we believe our online marketplace cultivates customer relationships for luxury brands.

Our Technology

Technology powers all aspects of our business, including our complex, single-SKU inventory management system. Our supply comes from thousands of individual consignors and businesses across the United States. Each item we sell is a truly unique, individual stock keeping unit (“single-SKU”) and is exclusively available on our online marketplace. Given the complexity of our inventory model, we developed and continuously innovate specialized, proprietary applications to optimize inbound processes, such as authentication, copywriting, photography and photo-editing. We increasingly use our technology platform to automate pricing, copywriting and photo retouching for goods sold through our online marketplace.

Our powerful data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from approximately 733 million views of items on our online marketplace in 2020 by potential buyers, which we refer to as item views, and approximately 17.1 million item sales since inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary algorithms and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.

Environmental, Social and Governance

All of our stakeholders are essential to our business—shareholders, consignors, buyers, employees, and the communities in which we do business. We are committed to operating our business with positive economic, social and environmental impact. We have taken steps in human capital initiatives that drive equality through equal pay and equal opportunity, including linking Diversity and Inclusion goals to corporate goals. We provide information on our Environmental, Social and Governance (ESG) progress on our Investor Relations at https://investor.therealreal.com/investor-relations.

Our board of directors and its committees provide oversight on certain human capital matters, including our Diversity and Inclusion programs and initiatives. As noted in its charter, our Compensation, Diversity and Inclusion Committee is responsible for reviewing and recommending to our board of directors compensation plans, policies and programs intended to attract, retain and appropriately reward employees, as well as provide oversight of the Company’s policies, programs, and initiatives focusing on leadership and workforce diversity and inclusion. Our Corporate Governance and Nominating Committee provides oversight of the Company’s policies, programs and initiatives focusing on social responsibility, including environmental and sustainability and social and human rights matters. Our Audit Committee works closely with our management to discuss current and emerging risks related to our workforce and what steps management is taking to manage and reduce the Company’s exposure to risk. The action of these committees and the work of our board of directors and management seeks to attract, retain and develop a diverse and inclusive workforce that is motivated to achieving the Company’s business objectives.

Our Sustainability Program

Sustainability is woven into the fabric of our business. We believe a growing awareness of the environmental impact of recirculating luxury goods significantly contributes to the appeal of consigning and purchasing on our online marketplace. Based on our survey data, approximately 50% of our consignors cite environmental impact or extending the lifecycle of luxury as key motivators for consigning with us and a third of our buyers say they shop our website as a replacement for “fast fashion”, half of which is disposed of in less than a year. At a time when one garbage truck’s worth of textiles is landfilled or burned every second, driving awareness of resale and sustainability is crucial. That’s why we put sustainability in the spotlight: in our marketing and advertising, throughout our shopping experience, and in conversation with both our community and the industry.

We are committed to extending the lifecycle of luxury goods by promoting their recirculation, rather than creating waste. By creating a circular economy and reshaping consumer purchasing behavior, we contribute to a more sustainable world.

Our sustainability efforts include:

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

•

Sustainability Calculator. In 2018, we launched our Sustainability Calculator on National Consignment day as a tool to quantify the positive impact consignment has on the planet. This calculator, vetted by sustainability experts, focused solely on women’s apparel, our largest product category, and measured the environmental savings of women’s clothing items consigned to The RealReal compared to buying new items. In 2019, we expanded our calculator to include Men's clothing. Since our inception in 2011 through December 31, 2020, consignment with The RealReal saved 17,023 metric tons of carbon and 827 million liters of water.

•

Sustainability Taskforce. In 2020, we formed a cross functional Sustainability Taskforce to identify projects throughout the organization that have the potential to reduce our environmental impact.  The Taskforce prioritizes high impact projects, meets bi-weekly and is actively embedding a focus on sustainability across the organization. Regular updates are provided to our executive steering committee.

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

•

Repair Program. We have several repair and alteration programs that put our brand’s mission into practice, further extending the life cycle of luxury goods. The repair services help reduce the number of condition-based rejections and create a streamlined process to help keep items in circulation.

Human Capital Resources

Our employees are guided by our mission to empower consignors and buyers to extend the life cycle of luxury goods. We have an incredibly diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our ability to innovate as we work to create a more sustainable future. We proactively seek feedback and guidance from our employees, whom we see as our partners in building a strong organizational culture.

As of December 31, 2020, we had 2,604 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our authentication centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Diversity and Inclusion

We work to inspire and empower our employees to think creatively and authentically, share their ideas, bring their whole selves to work, and strive for greatness every day. We're proud to have a diverse team, and we recognize there's opportunity for us to continue improving representation, particularly among our senior leadership. We support and celebrate all diversity, and are committed to providing an equal employment opportunity regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, martial status, disability, gender identity or expression, or Veteran status. Below is a breakdown of how our team self-identifies as of December 31, 2020:

	All	Corporate	Management	Executives	Board
Black	14%	5%	18%	0%	20%
Hispanic/Latinx	23%	12%	15%	0%	0%
Asian	12%	20%	9%	29%	0%
White	37%	47%	55%	71%	80%
Female	68%	60%	65%	57%	60%

In 2020, our DEI journey focused on listening and learning. We have since hired a head of Diversity, Equity and Inclusion, established and invested in Employee Resource Groups, and we are creating structures and policies that empower employees to form and participate in these critical communities. We have delivered training on Managing Bias to nearly all managers of people, which we will continue to deliver to new managers.  We have also invested in a proactive tool that encourages employees to report bias, discrimination, and harassment, and provide feedback on culture, as well as in the retention and advancement of our BIPOC talent through differentiated leadership development programs.

We implement our diversity strategy by working to embed diversity values and goals across all strands of employee management including recruitment, talent development and promotion, and awareness and education. We’re also implementing stronger systems to support and empower our team. We’ve formed a Diversity Task Force, and we are establishing Employee Resource Groups, conducting listening sessions, holding unconscious bias training for all managers and engaging a diversity consultant. This work helps us continue to evolve and be a better advocate and ally.

In addition, our Board believes that in order to fulfill its overall fiduciary responsibility to its stockholders and the Company, it must maintain a strategic composition that includes the experience, qualifications, skills, and diversity needed for each Board member to complement the others. When searching for new directors, the Board actively seeks out women and individuals from minority groups to include in the pool from which Board nominees are chosen. As of December 31, 2020, five of our nine board members were female, and two of our nine members represented a minority group.

Talent Development and Training

We believe that the training and development of our employees is critical to our long-term success. We offer a variety of employee training programs, including onboarding, technical skills training, product and services training, and managerial soft skills training. These programs include training specific to each of our business functions, enabling us to provide our consignors and buyers with a consistent luxury experience. For example, we support our sales professionals by providing a 10-day virtual onboarding sequence conducted through peer-to-peer, facilitated and self-learning sessions, followed by continuous professional development programs. Our authentication team receives training depending on one of five levels. Entry level authenticators receive a minimum of 40 hours of training, while our expert authenticators receive a minimum of ten months training. In 2020, we also delivered a Manager Development Series to all people managers across the organization and offered a Leadership Development Program to our people managers at the director and above levels.

As a valued member of our team, each employee receives training appropriate to the scope and nature of their role. Our employees receive an annual performance review and our people managers have quarterly meetings with their employees to address performance and development. As a part of our onboarding program, we have developed an engagement monitoring plan for our employees in the form of personal check-ins and questionnaires.

This past summer we launched our first employee engagement survey. All of our employees were offered an opportunity to participate, of which 75% submitted a response. The survey consisted of 50 questions on which employees were asked to indicate their level of agreement with a statement based on a five-point scale from Strongly Agree to Strongly Disagree and five free-text questions to which employees were asked to write a response. The responses returned an overall favorable engagement score of 66%, 23% neutral and 11% unfavorable. Our senior leaders built department-level action plans in 2020 that focus on employee engagement.

Health, Safety and Wellness

We are committed to ensuring the health and safety of all employees and require compliance with all applicable local laws and regulations governing working conditions, working hours, fair wages, and compensation.

We recognize that in addition to minimizing work-related injuries and illness, a safe and healthy work environment supports employee retention and morale and enhances the quality of products and services. We treat all applicable health and safety regulations as a minimum standard as we are committed to high standards for our working environments that protect the well-being of all employees. We encourage consultation and cooperation between management and employees in developing occupational health and safety mechanisms through ongoing dialogue. We expect senior management to integrate health and safety mechanisms in all business activities and monitor the program’s effectiveness.

In response to the COVID-19 pandemic, we implemented changes that we consider to be in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. We have implemented additional safety measures for employees continuing critical on-site work. We believe we have been able to preserve our business continuity without sacrificing our commitment to keeping our employees safe during the COVID-19 pandemic.

Most importantly, we recognize the importance of supporting our employee’s overall well-being. To that end, we invested in new company-paid benefit programs in 2020 including, parent programs to support both birth and non-birth parents.

Seasonality

Before the COVID-19 pandemic, we had observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger average order value (“AOV”), and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes. However, the adverse impacts of COVID-19 on our business has made it difficult to evaluate the impact of seasonality in our business. While we expect supply will continue to be negatively impacted by COVID-19, we believe its growth will accelerate in 2021. Additionally, we expect higher advertising spend and demand increases in the fourth quarter.

Intellectual Property

Our intellectual property, including copyrights and trademarks, is an important component of our business. We rely on trademark, copyright, trade secrets, patents, patent applications, confidentiality agreements and other practices to protect our brands, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Our principal trademark assets include the registered trademark “The RealReal” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “therealreal.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. We continually review our development efforts to assess the existence and patentability of new intellectual property and intend to pursue patent protection to the extent we believe it would be beneficial and cost-effective.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to the COVID-19 Pandemic

Our operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

We currently have four authentication centers, one in California and three in New Jersey and will be opening one in Arizona in the near future. In addition, we operate a growing number of retail stores in select locations in the United States. For consignors, we also provide drop off of consigned goods at any one of our numerous luxury consignment offices (“LCOs”). In response to the COVID-19 pandemic, state and local governments have imposed significant limitations on business operations. As of the date of this filing, our authentication centers, retail stores and LCOs are all operating subject to certain restrictions, such as modified operating models and hours and enhanced safety and cleaning protocols. We have also taken actions to facilitate the continued operation of our business, including implementing social distancing measures, offering virtual consignment appointments to augment our White Glove service, providing curbside pick-up for both our consignors and buyers, and enabling employees to work remotely to the extent possible. In addition to these operational challenges, the COVID-19 pandemic also threatens the health of our employees, consignors and buyers. Our business is critically dependent on our employees who staff our facilities and stores. It is unclear whether further limitations will be imposed in the near future due to the current resurgence of the COVID-19 virus and any new variants. The nature, scope and duration of the effects of the COVID-19 pandemic on our operations is highly uncertain and could have a material adverse effect on our business and operating results.

The COVID-19 pandemic has impacted, and may continue to impact, our business.

The COVID-19 pandemic and related government-mandated measures, such as business closures and shelter in-place guidelines, have created significant market volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the pandemic; government, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity; unprecedented unemployment levels; disruption of the financial markets, including the possibility of a national or global economic recession or depression; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed deliveries to our buyers; and weakened consumer demand. Additionally, under current state and local government orders, employees who are not required to perform their duties in-person, are required to work remotely for an indefinite period of time, which could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. Our ability to return to normalized operations and the timing of such a return cannot be predicted at this time. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be heightened as a result of the impacts of the COVID-19 pandemic. At this time, we cannot reasonably estimate the full extent of impact of the COVID-19 pandemic on our business, operations and financial results.

Risks Relating to Our Revenue and Operating Results

We have a history of losses and we may not achieve or maintain profitability in the future.

We experienced net losses of $75.8 million, $98.4 million, and $175.8 million in 2018, 2019 and 2020, respectively, and as of December 31, 2020 we had an accumulated deficit of $532.0 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.

While we experienced negative revenue growth in 2020, this follows revenue growth in 2018 and 2019.  Such recent revenue growth should not be considered indicative of our future performance. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition or our failure to capitalize on growth opportunities, such as increasing company-owned inventory. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could also strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.

We may not accurately forecast revenue and appropriately plan our expenses.

We make certain assumptions when planning our expenses based on our expected revenue. These assumptions are partly based on historical results. We rely on a constant supply of consigned goods to sustain and grow our revenue, making our revenue in any given period difficult to predict. Because our operating expenses are relatively fixed in the short term, any failure to achieve our revenue expectations would have a direct, adverse effect on our financial condition, operating results and the price of our stock.

We have experienced seasonal and quarterly variations in our revenue and operating results.

Our business is seasonal and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter as a result of the holiday season and seasonal promotions. We expect this to continue in the future. If we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. In any given year, our seasonal sales patterns may become more pronounced, may strain our personnel and may cause a shortfall in revenue related to expenses in a given period, which could substantially harm our business, operating results and financial condition. In anticipation of increased activity during the fourth quarter, we also incur significant additional expenses, including additional marketing and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such increased costs may harm our profitability, especially if we are experiencing lower than expected revenue during the holidays.

Greater than expected product returns may exceed our reserve for returns.

We generally allow buyers to return certain purchases from our website and retail stores under our return policy. We record a reserve for returns against proceeds to us from the sale of goods on our online marketplace in calculating revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions, and higher than expected returns in connection with fourth quarter holiday buying may cause actual returns to exceed our reserve for returns. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.

We may require additional capital to support business growth.

We may require additional funds to support our growth and respond to business challenges, including the difficulties we have experienced as a result of the COVID-19 pandemic. To support our future growth, we may need to further develop our online marketplace services, grow our retail presence, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may result in significant dilution to existing stockholders or the granting of new equity securities which have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities in the future. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

Risks Relating to Our Strategy

We may be unable to execute on our retail growth strategy.

While we currently operate a limited number of retail stores, we plan to increase the number of new retail stores, including “neighborhood stores” with smaller square footage. We believe that retail stores are critical for our growth expansion of our business, raising brand awareness with consignors and buyers and generating new supply. We also believe that an expansion of our brick-and-mortar presence complements our online marketplace and strengthens the omni-channel consigning and buying experience. We may, however, have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening new stores, including locating retail space having a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our retail operations in a cost-effective manner. Prior to the COVID-19 pandemic, competition for retail locations had been increasing, making it more difficult to locate and secure retail space on acceptable pricing and other terms. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In expanding our locations, we must provide our consignors and buyers with a consistent luxury experience. In the past, our stores have been the target of theft and have also experienced property damage. Any such future incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies. In addition, the offering of unique, single-SKU products creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our authentication centers. If we are not able to manage or execute on our retail growth strategy, our business, operating results, prospects and reputation may be harmed.

Expansion of our operations internationally will require significant management attention and resources.

While we have members from outside the United States who purchase items from our online marketplace, we have not expanded our physical operations internationally. If we choose to do so, we would need to adapt to various local cultures, languages, standards, laws and regulations and policies. Our business model we employ may not appeal to consignors and buyers outside of the United States. Furthermore, to succeed with clients in international locations, it will be necessary to locate authentication centers in foreign markets and hire local employees in those markets, and we may have to invest in such facilities before demonstrating that we can successfully run operations outside of the United States. If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

Risks Relating to Supply

We may not be able to obtain sufficient new and recurring supply of pre-owned luxury goods.

Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our LCOs.  We also reach new consignors through paid advertising, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. In addition, a significant number of our new and existing consignors greatly prefer our White Glove consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Due to the COVID-19 pandemic, we have modified our White Glove consultation method for consigning luxury goods to operate on a “no contact” basis. It is unclear what impact this modified “no contact” White Glove consultation method will have on our operations and these new and existing consignors may not be as willing, or willing at all, to utilize our other methods for consignment. We have also added a buy upfront program in an effort to generate additional supply. The effectiveness of this program, including its commission structure, is still uncertain. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business would be adversely affected.

We may be unable to attract and retain talented sales professionals.

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

Our growth and supply of product offerings depend on our ability to maintain our brand partnerships.

We have established brand partnerships with Gucci, Stella McCartney and Burberry and seek to add additional partnerships in the future. We believe that these partnerships are important to increasing our supply and growing our business. We make direct purchases of products from our brand partners, which helps us to drive supply and expand our product offerings. To establish and maintain these partnerships, brands must trust, among other things, our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we are unable to provide value to our existing partners or unable to add new partners, the growth of our business may be harmed.

Risks Relating to Demand

Our continued growth depends on attracting new and retaining repeat buyers.

To expand our buyer base, we must appeal to and attract buyers who do not typically purchase luxury goods, who have historically purchased only new luxury goods or who used other means to purchase pre-owned luxury goods, such as traditional brick-and-mortar consignment shops, auction houses and the websites of other secondary marketplaces. We reach new buyers in part through television and digital advertising, other paid marketing, press coverage, referral programs, organic word of mouth, our brand partnerships and other methods of discovery, such as converting consignors to buyers. We expect to continue investing heavily in these and other marketing channels in the future and cannot be certain that these efforts will yield more buyers or be cost-effective. Moreover, new buyers may not purchase through our online marketplace as frequently or spend as much with us as historically has been the case with existing buyers. As a result, the revenue generated from new buyer transactions may not be as high as the revenue generated from transactions with our existing buyers. Failure to attract new buyers and to maintain relationships with existing buyers would adversely affect our operating results and our ability to attract and retain consignors.

National retailers and brands set their own retail prices and promotional discounts on new luxury goods, which could adversely affect our value proposition to consignors and buyers.

National retailers and brands set pricing for new luxury goods that they sell and from time offer sales and promotional pricing, particularly during the holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we anticipate similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of the COVID-19 pandemic and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.

We must successfully gauge and respond to changing preferences among our consignors and buyers.

Our success is in large part dependent upon our ability to anticipate and identify trends in the market for pre-owned luxury goods in a timely manner and to obtain consignments of luxury goods that address those trends. We use data science to predict consignor and buyer preferences, and there can be no assurance that our data science will accurately anticipate consignor or buyer needs. Our business model limits our responsiveness to changing preferences, as the majority of our inventory consists of unique, single-SKU items.  We are also sourcing an increasing amount of goods directly from brands. While we attempt to source goods that complement our existing inventory, we cannot ensure we will do so successfully. To the extent we do not accurately predict and successfully respond to the evolving preferences of our consignors and buyers, our ability to grow our business and our operating results would be adversely affected.

We may be unable to replicate our business model for newer categories of consigned luxury goods.

Our women’s category accounted for approximately 65% of our GMV in 2020. We intend to deepen our penetration in other high-value categories such as men’s, jewelry and watches, and home and art and continue to explore additional categories of luxury goods. If these additional categories of pre-owned luxury goods are not accepted by our existing consignors or buyers, or if such categories do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in these additional categories, and these categories of goods may also have a different range of margin profiles than the goods currently sold through our online marketplace. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face novel challenges in authenticating goods as we expand our product offerings. In addition, we may experience greater competition in specific categories from companies that are more experienced in these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.

We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.

Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty. Many of these factors have occurred, and may continue to become more prevalent, as a result of the COVID-19 pandemic. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower Average Order Volume (“AOV”) due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.

Our industry is highly competitive and we may not be able to compete effectively.

We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, faster or lower-cost shipping, larger selections of goods for sale, greater financial, marketing, institutional and other resources and larger buyer bases than we do. As the market evolves, new competitors may emerge, including traditional retail competitors who expand their offerings to include resale. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, acquire consignors at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior. These competitors may also adopt more aggressive pricing policies, which may allow them to build larger consignor or buyer bases or generate revenue from their existing buyer bases more effectively than we do. New competitors may force us to decrease our take rates to remain competitive and negatively impact on our financial performance. If we fail to respond to competition effectively, our business and operating results may be adversely affected.

Risks Relating to Marketing and Brand Management

Our success depends on the accuracy and reliability of our authentication process.

Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product or genuine gemstone, piece of jewelry or work of art. From time to time, we receive counterfeit goods for consignment. While we continue to invest and innovate heavily in our authentication processes, and we reject any goods we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is consigned to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain consignors, buyers and brand partners. Additionally, we have been and may in the future be subject to negative press or public allegations, including on social media, that our authentication processes are inadequate. Any material failure or perceived failure in our authentication operations could cause buyers and consignors to lose confidence in our platform and adversely affect our revenue.

We may not succeed in promoting and sustaining our brand.

We believe that growing The RealReal brand is critical to driving consignor and buyer engagement as well as attracting brand partners. An important goal of our brand promotion strategy is establishing and maintaining trust with our consignors, buyers and brand partners. Growing our brand will depend largely on our ability to continue providing our consignors with service that is consistent with the level of luxury associated with the goods they are consigning and delivering value for the goods they consign, all in a timely and consistent manner.  For buyers, growing our brand requires that we foster trust through authentication, timely and reliable fulfillment of orders, and responsive and effective customer service.  To establish and maintain relationships with existing and future brand partners, brands must trust our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we fail to provide consignors or buyers with the service and experience they expect, or experience consignor or buyer complaints or negative publicity about our products, services, delivery times or customer support, whether justified or not, the value of our brand would be harmed and our business may suffer.

Our advertising activity may fail to efficiently drive growth in consignors and buyers.

Our future growth and profitability depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs and we are investing heavily in these activities. We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time in an effort to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth.  Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. We also face the unique challenge of attracting consignors and buyers to our online marketplace who may be unfamiliar with both our brand and our consignment business model. If we struggle to attract new consignors and buyers to our luxury resale model, or are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our consignor and buyer base could be adversely affected, and our business, operating results, financial condition and brand could suffer.

We rely on third parties to drive traffic to our website.

We rely in part on digital advertising, including search engine marketing, to promote awareness of our online marketplace, grow our business, attract new consignors and buyers and increase engagement with existing consignors and buyers. In particular, we rely on search engines and major mobile app stores as important marketing channels. If search engines change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add consignors and buyers to our website and apps, which would harm our business, operating results and prospects.

Use of social media, emails and text messages may adversely impact our reputation or subject us to fines.

We use social media, emails, push notifications and text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consignors, buyers or others. Information concerning us or our consignors and brands, whether accurate or not, may be posted on social media platforms at any time. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our reputation, business, operating results, financial condition and prospects.

The public disclosure of our Environmental, Social and Governance (ESG) metrics may subject us to risks.

We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to environmental, social, and governance activities. Any failure to meet our goals or to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.

Risks Related to Our Merchandising and Fulfillment

We may not be able to attract, train and retain specialized personnel and skilled employees.

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

We may not be able to identify and lease authentication centers in suitable geographic regions.

We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. Our ability to successfully grow our business also depends on the availability and cost of leasing additional authentication centers that meet our criteria for a geographic location with access to a large, qualified talent pool as well as square footage, cost and other factors. We currently have four authentication centers-one in California and three in New Jersey and are in the process of opening a new facility in Arizona. Optimal space is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to secure adequate authentication centers could have an adverse effect on our business and operating results.

We may experience damage or destruction to our authentication centers or retail stores in which we store all of the consigned luxury goods we offer through our online marketplace.

We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in California and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of the goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers and potential buyers believe that the luxury goods we offer on behalf of our consignors is not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers, our liabilities exceed the maximum insurance coverage amount which would materially adversely impact our business and operating results.

Shipping is a critical part of our business and any changes in our shipping arrangements, interruptions in shipping or damage to products in transit could adversely affect our operating results.

We currently rely on a single vendor to meet our shipping needs. If we are not able to maintain acceptable pricing and other terms or if they experience performance problems or other difficulties, including as a result of the COVID-19 pandemic, it could negatively impact our operating results and our consignors’ and buyers’ experience. If we partner with multiple vendors or switch vendors in response, we may experience a disruption in shipping, which may negatively impact our reputation with consignors and buyers. We face particular challenges in shipping internationally, including delays in shipments and customer service issues relating to the imposition of duties, which can be substantial for luxury items. Because of the seasonality of our business, any disruption to delivery services due to adverse weather, especially as climate change increases the frequency of such adverse weather, could result in delays that could adversely affect our reputation or operational results. In addition, most of the items we sell are valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. If our goods are not delivered in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.

We may be unable to successfully leverage technology to automate and drive efficiencies in our operations.

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

Risks Related to Data Security, Privacy and Fraud

We rely on third parties to host our website and mobile app and to process payments.

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

Failure of our data security could cause us to incur unexpected expenses or compromise our data assets.

In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors could be the subject of hacking, social engineering, phishing attacks or other attacks, which may allow hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information. We and our vendors have faced these attacks previously and regularly must defend against or respond to such incidents. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, damage our reputation, cause some participants to decrease or stop their use of our online marketplace and subject us to litigation, government action, increased transaction fees, remediation costs, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, financial condition and operating results. While we carry insurance related to potential data breaches, the insurance we do carry may not be adequate to cover all possible losses that our business could suffer.

We may incur significant losses from fraud.

We may fail to prevent consignors from consigning stolen goods. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. Our form of consignor agreement includes a representation that the consignor has the necessary right and title to the goods they may consign, and we include such a rule and requirement in our terms of service prohibiting the listing of stolen or otherwise illegal products. In addition, we have implemented protective measures to detect such products. If these measures prove inadequate, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. In addition, negative publicity relating to the actual or perceived listing or sale of stolen goods could damage our reputation and make our consignors and buyers reluctant to use our services.

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

Risks Relating to Our Employees

We may be unable to attract and retain key personnel or to effectively manage leadership succession.

Our success depends in part on our ability to attract and retain key personnel on our executive team. Senior employees have left our company in the past and others may in the future. We often cannot anticipate such departures and may not be able to promptly replace key leadership personnel. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer, Julie Wainwright, has unique and valuable experience from creating and leading our company from its inception through today. If she were to depart or otherwise reduce her focus on The RealReal, our business may be disrupted.

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

Risks Relating to Our Intellectual Property

If we cannot successfully protect our intellectual property, our business could suffer.

We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on copyright and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Others may independently develop the same or similar technologies and processes, or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademark “The RealReal” and our logos and taglines. We also hold the rights to the “therealreal.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense reestablishing brand equity and our operating results would be adversely impacted.

Risks Relating to Litigation and Regulatory Uncertainty

We are currently, and may be in the future, party to lawsuits and other claims.

We rely on the fair use doctrine when we routinely refer to third-party intellectual property, such as trademarks, on our platform. Third parties may dispute the scope of that doctrine and challenge our ability to reference their intellectual property in the course of our business. For instance, from time to time, we are contacted by companies controlling brands of goods consignors sell, demanding that we cease referencing those brands in connection with such sales, whether in advertising or on our website. We have consistently responded by reference to the holding in Tiffany (NY), Inc. v. eBay that factual use of a brand to describe and sell a used good is not false advertising. These matters have generally been resolved with no further communications, but some have resulted in litigation against us. For example, in November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. See “Part II, Item 1 – Legal Proceedings” for a description of the Chanel litigation.

In addition, the Company, its officers and directors and the underwriters of the Company’s initial public offering (“IPO”) have been named as defendants in numerous purported securities class actions in connection with the Company’s IPO (the “Securities Litigation”).  See “Part II, Item 1 – Legal Proceedings” for a description of the Securities Litigation.

In addition, we have in the past and could face in the future a variety of employee claims against us, including general discrimination, privacy, wage and hour, labor and employment, disability claims and claims related to the Employee Retirement Income Security Act of 1974. Further, the comprehensive safety measures and protocols that we have implemented in response to the COVID-19 pandemic may not be successful in preventing the spread of the virus among our employees and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees, or other similar or related claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties. In addition, stockholders have filed securities class action litigation against us following periods of market volatility. We have been the target of litigation associated with these fluctuations and market volatility and may be the target of this type of litigation in the future.

Defending litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained. The results of any such litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses we may incur or be subject to in connection with shareholder class action or other litigation to which we are party. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations or discontinue selling consigned goods from certain brands. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations, discontinue selling consigned goods from certain brands or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative practices or discontinue existing practices. The development of alternative practices could require significant effort and expense or may not be feasible. Our business, financial condition or operating results could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection.

Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide new disclosures to California consumers and afford such consumers qualified new privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. The CCPA includes provisions that sunset at the end of 2020, may be amended or replaced, and Attorney General regulations have not yet been finalized. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. We cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, or litigation, and the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities.

Further, in view of new or modified federal, state or foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to change our business activities and practices or to expend significant resources to modify our product or services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited.

We pay or collect sales taxes in all jurisdictions which require such taxes.

An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, the Supreme Court of the United States recently ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, states or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. While we currently collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of one or more state or local governments requiring us to collect more taxes could result in substantial additional tax liabilities, including taxes on past sales, as well as penalties and interest, which could have a materially adverse impact on our business and operating results.

Failure to comply with applicable laws or regulations may subject us to fines, penalties, loss of licensure, registration, facility closures or other governmental enforcement action.

The sale of consigned goods through our online marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We receive luxury goods on consignment from numerous consignors located in all 50 U.S. states and Puerto Rico, and the goods we receive from our consignors may contain materials such as fur, skin, ivory and other exotic animal product components, that are subject to regulation. Our standard consignor terms and conditions require consignors to comply with applicable laws when consigning their goods. Failure of our consignors to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.

Numerous U.S. states and municipalities, including the States of California, New York and Florida, have regulations regarding the handling and sale of secondhand goods, and licensing requirements for secondhand dealers. Such government regulations could require us to change the way we conduct business, or our buyers to conduct their purchases in ways that increase costs, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. To the extent we fail to comply with requirements for secondhand dealers, we may experience unanticipated permanent or temporary shutdowns of our facilities which may negatively affect our ability to increase the supply of our goods, result in negative publicity and subject us to penalties and fines.

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

The application of the income and tax laws is subject to interpretation. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals, in which case we may be subject to additional tax liabilities, possibly including interest and penalties. Furthermore, taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenues, which may be intensified as a result of the COVID-19 pandemic and resulting economic strain. This has contributed to an increase in audit activity and stricter enforcement by taxing authorities. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which may have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and ecommerce. U.S. federal, state and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules or regulations are amended, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our buyers or consignors, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses (“NOLs”) during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless they expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. In addition, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset 80% of taxable income and the disallowance of NOL carryback. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the recent legislation may limit our ability to use our NOLs to offset any future taxable income.

Our results of operations may be adversely affected by changes in generally accepted accounting principles.

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

If our internal control over financial reporting or our disclosure controls and procedures are not effective,

we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.

We recently became a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires us to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our consignor or buyer base, the level of consignor and buyer engagement, revenue or other operating results;
•	the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors;
•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•

any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;

•	additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
•	hedging activities by market participants;
•	sudden increased or decreased interest in our stock from retail investors;
•	substantial fluctuations in the daily trading volume of our common stock;
•	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•	price and volume fluctuations in the stock market, including as a result of trends in the economy;
•	lawsuits threatened or filed against us;
•	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health, such as the current COVID-19 pandemic.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party. A short seller hopes to profit from a decline in the value of the securities they are shorting. As it is in the short seller’s interest for the price of the stock to decline, some short sellers publish opinions or characterizations regarding the relevant issuer intended to create negative market momentum. Issuers, like us, with securities that have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. Short selling may also lead to fluctuations of our stock price, particularly if retail investors or others holding “long” positions in our common stock seek to counter short selling activity by purchasing additional shares, thus making it more difficult and more expensive for short sellers to profit. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such activity.

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

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:

•	establish a classified board of directors so that not all directors are elected at one time;
•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•	provide that directors may only be removed for cause;
•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	prohibit stockholders from calling special meetings of stockholders;
•	prohibit stockholder action by written consent;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•	restrict the forum for certain litigation against us to Delaware; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.

Our certificate of incorporation provides that, the Court of Chancery of the State of Delaware  is the sole and exclusive forum for any derivative action or proceeding, any action asserting a claim of breach of a fiduciary duty, any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or our bylaws, any other action that is governed by the internal affairs doctrine or any other action asserting an “internal corporate claim,” as defined in the DGCL. These exclusive-forum provisions do not apply to claims under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Risks Related to our Outstanding Notes

We have incurred a significant amount of debt and may incur additional indebtedness in the future.

In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”) in an offering exempt from registration. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Transactions relating to our Notes may dilute the ownership interest of our stockholders.

The conversion of some or all of our outstanding Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any such Notes. If the Notes become convertible under the terms of the indenture, and if holders subsequently elect to convert the Notes, we could be required to deliver to them a significant number of shares of our common stock. Any sales or anticipated sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices for our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions.

The conversion of the Notes, if triggered, may adversely affect our financial condition and operating results.

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

The accounting method for the Notes could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that interest will include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate. As a result, we will report larger net losses (or lower net income) in our financial results, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash have been accounted for by utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per shares except to the extent that the conversion of such Notes exceeds their principal amount. However, in August 2020, the Financial Accounting Standards Board published an accounting standards update, which amends these accounting standards to eliminate the treasury stock method for convertible note instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all of the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover the number of shares of our common stock initially underlying the Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in San Francisco, California and are leased for a term that expires in 2027 with a right of renewal.  We lease an aggregate of approximately 1.5 million square feet of space for storage, merchandising operations and fulfillment located in California, Arizona, and New Jersey. The leases to our California and Arizona facility expire in 2021 and 2031, respectively, and leases to our New Jersey facilities each expire in 2029, all with a right of renewal. We lease additional offices located in Los Angeles and New York City and LCOs located in Chicago, Dallas, Los Angeles, Miami, New York, San Francisco and Washington D.C. We also have retail stores located in San Francisco, Palo Alto, Newport Beach, Los Angeles, Chicago, and New York City. We believe that our properties are suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

Item 3. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies.  See “Note 12—Commitments and Contingencies” in the notes to the audited financial statements.

In November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On November 3, 2020, with the court’s permission, the Company filed a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. That motion was granted on February 24, 2021, permitting the Company to file its amended pleading. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020, which motion remains pending. The state and federal complaints each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired our stock pursuant to or traceable to the registration statement for our IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased our stock from June 27, 2019 through November 20, 2019. The complaints each allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of our financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’

fees and costs.  On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware.  The derivative complaints allege factual allegations largely tracking the above referenced lawsuits. The two derivative cases have been consolidated and the consolidated case has been stayed pending a ruling on the motion to dismiss in the federal securities case.  While we intend to vigorously defend against the litigation described above, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

As of the close of business on February 19, 2021, there were 176 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2020 proxy statement set forth in the section titled “Securities Authorized for Issuance under Equity Compensation Plans” to be filed with the SEC within 120 days of the year ended December 31, 2020 (the “Proxy Statement”).

Stock Performance Graph

We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. All values assume a $100 initial investment on June 28, 2019, the date our common stock began trading on the Nasdaq Global Select Market, through December 31, 2020 and data for the Nasdaq Composite and Russell 2000 assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The selected statement of operations data for the years ended December 31, 2020, 2019, and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 are derived from our audited financial statements included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2018 is derived from audited financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any future period. You should read the following selected financial and other data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes appearing elsewhere in this Annual Report.

Statement of Operations Data

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Revenue:
Consignment and service revenue(1)	$247,326	$265,729	$180,607
Direct revenue	52,623	50,625	33,125
Total revenue	299,949	316,354	213,732
Cost of revenue:
Cost of consignment and service revenue	66,976	73,579	50,855
Cost of direct revenue	45,406	41,252	25,959
Total cost of revenue	112,382	114,831	76,814
Gross profit	187,567	201,523	136,918
Operating expenses (2):
Marketing	54,813	47,734	42,165
Operations and technology	163,808	143,231	104,929
Selling, general and administrative	141,762	110,663	63,728
Total operating expenses	360,383	301,628	210,822
Loss from operations	(172,816)	(100,105)	(73,904)
Interest income	2,518	4,593	1,046
Interest expense	(5,264)	(616)	(1,152)
Other expense, net	(169)	(2,102)	(1,656)
Loss before provision for income taxes	(175,731)	(98,230)	(75,666)
Provision for income taxes	101	199	99
Net loss	$(175,832)	$(98,429)	$(75,765)
Accretion of redeemable convertible preferred stock to redemption value	—	(3,355)	(8,922)
Net loss attributable to common stockholders	$(175,832)	$(101,784)	$(84,687)
Net loss per share attributable to common stockholders, basic and diluted (3)	$(2.01)	$(2.14)	$(10.12)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted (3)	87,587,409	47,478,544	8,365,344

(1)

See Note 2 to our financial statements for an explanation of the immaterial correction of errors in 2019 related to inventory associated with commissions paid outside of our normal payment cycle to consignors for returned merchandise which have been corrected within consignment revenue.

(2)	Operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Marketing	$1,755	$392	$164
Operations and technology	10,241	3,148	1,160
Selling, general and administrative	12,326	4,990	2,434
Total	$24,322	$8,530	$3,758

(3)

See Notes 2 and 14 to our financial statements for an explanation of the calculations of our basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

Balance Sheet Data

	As of December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$350,846	$154,446	$34,393
Short-term investments	4,017	208,811	27,131
Total assets(1)	605,109	465,247	135,417
Total liabilities	413,816	128,002	98,907
Redeemable convertible preferred stock	—	—	151,381
Convertible preferred stock	—	—	142,819
Accumulated deficit	(532,021)	(356,189)	(257,665)
Total stockholders’ equity (deficit)	$191,293	$337,245	$(257,690)
(1)

See Notes 2 to our financial statements for an explanation of the immaterial correction of errors in 2019 related to inventory associated with commissions paid outside of our normal payment cycle to consignors for returned merchandise which have been corrected within inventory and consignment revenue.

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

The following table presents a reconciliation of Adjusted EBITDA from net loss for 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(175,832)	$(98,429)	$(75,765)
Add (deduct):
Depreciation and amortization	18,845	13,408	9,290
Stock-based compensation	24,322	7,711	2,911
Compensation expense related to stock sales by current and former employees	—	819	847
Legal settlement	1,110	—	—
Restructuring charges	514	—	—
Abandoned offering costs	—	293	—
Donation to TRR Foundation	—	3,155	—
Vendor services settlement	—	—	2,000
Interest income	(2,518)	(4,593)	(1,046)
Interest expense	5,264	616	1,152
Other expense, net	169	2,102	1,656
Provision for income taxes	101	199	99
Adjusted EBITDA	$(128,025)	$(74,719)	$(58,856)

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

Overview

We are the world’s largest online marketplace for authenticated, consigned luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Since our inception in 2011, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure and people. We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. We offer products across multiple categories including women’s, men’s, kids’, jewelry and watches, and home and art. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.

We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer White Glove in-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 17.1 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.

The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.

•

Consignment and service revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2020 and 2019, our take rate on consigned goods was 35.7% and 36.3% respectively. The decrease in our take rate was due to the higher sales mix of lower take rate categories such as handbags and jewelry, and a higher mix of consignors earning higher commissions. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.

We generate revenue from orders processed through our website, mobile app and retail stores located in New York City, Los Angeles, Chicago, Palo Alto, Newport Beach, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 21 million members as of December 31, 2020. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through December 31, 2020, we have cumulatively paid more than $1.8 billion in commissions to our consignors. Our GMV was $1.0 billion in 2020 and decreased 2% from 2019. However, NMV increased slightly as returns decreased year over year primarily due to a higher mix of non-returnable items, including handbags and certain promoted items. In 2020 and 2019, our total revenue was $299.9 million and $316.4 million, respectively, representing a decrease of 5% in 2020. In 2020 and 2019, our gross profit was $187.6 million and $201.5 million, respectively, representing a decrease of 7% in 2020. See “Impact of COVID-19 on our Business” below.

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization categorized the outbreak of a novel coronavirus (COVID-19) as a pandemic. The COVID-19 pandemic has adversely impacted our business operations and results of operations in 2020 as described in more detail under “Comparison of 2020 and 2019” below. Operations in the Company’s authentication centers were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. However, operations capacity was no longer limited by restrictions related to COVID-19 during the second half of 2020. Additionally, our retail stores and luxury consignment offices were temporarily closed for varying periods of time, but have been open during the second half of 2020.  In-person white glove consignment appointments were temporarily suspended and augmented with virtual appointments but remain an option for our consignor base. At the beginning of the pandemic, GMV was significantly impacted due to adverse impacts of the COVID-19 pandemic on our business. When many shelter-in-place directives went into effect in March 2020, and continuing through mid-April 2020, GMV declined approximately 45% year over year. The rates of decline in GMV have since improved. For the three months ended June 30, 2020, the decrease in GMV was 20% compared to same period last year. GMV continued to recover such that the year over year decreases were 3% and 1% for the three months ended September 30, 2020, and December 31, 2020, respectively compared to the same periods last year.

We expect the evolving COVID-19 pandemic to continue to have a materially adverse impact on our business operations and results of operations, including our net revenues, earnings and cash flows.  The negative COVID-19 impacts on our business could be a result of further spread of the disease, potential disruption in our authentication centers, further temporary closures of retail stores and luxury consignment offices, disruption to our supply acquisition, decreased productivity due to shelter-in-place orders, changes in buyer and consignor behaviors, and a slowdown in the U.S. economy and uncertain global economic outlook. It may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending on our e-commerce site and in our retail stores. Travel and border closures do not significantly affect our business as we operate a U.S. focused marketplace. For further discussion of the COVID-19 related risks facing our business, refer to the “Risk Factors” section included in Part I, Item 1A.

Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers. We have enforced social distancing in our authentication centers, enabled virtual consignment appointments, implemented curbside pick-up of products from our consignors, and enabled our corporate employees to work remotely. The impact of these actions on our workforce are difficult to assess. However, we do not believe that these remote work arrangements have adversely affected our ability to maintain our financial reporting systems, internal control over financial reporting and disclosure controls and procedures. In addition, we do not expect to encounter any significant challenges to our ability to maintain these systems and controls.

We also do not expect the pandemic to affect the assets on our balance sheet and our ability to timely account for those assets.  We evaluate our estimates and assumptions used in preparing our financial statements on an ongoing basis. We do not anticipate any material impairments with respect to inventory, long-lived assets, right-of-use assets or investments, or changes in accounting judgments that would have a material impact on our financial statements.

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

Consignors and Buyers

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. In the first three quarters of 2020 and for the full year 2019, approximately 60% and 80% of the products on our online marketplace sold within 30 days and 90 days, respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2020 and 2019, our marketplace sell-through ratios were 99% and 94%, respectively.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2020 and 2019, repeat consignors accounted for approximately 83% and 81% of GMV, respectively.

Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced high buyer satisfaction, as evidenced by our buyer net promoter score of 71 in 2020, and compared to our online shopping industry average of 40 according to NICE Satmetrix U.S. Consumer 2020 data. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

The graph on the left shows trends in purchasing activity for buyer cohorts for each year beginning in 2014. Each cohort represents all buyers that first purchased across our online marketplace in the designated year and the aggregate GMV purchased by such cohort for the initial year and each year thereafter.  As illustrated in the graph below, we have seen consistent retention of buyer activity across cohorts through 2019.  In 2020, buyer retention was impacted by the adverse impacts of COVID-19 on supply, and as a result, GMV.  The graph on the right shows the percentage of GMV in each year from our repeat buyers. GMV from repeat buyers reflects purchases made after their initial purchase month.

Annual GMV by Buyer Cohort Year
($ in millions)
2014
2015
2016
2017
2018
2019
2020
2014 2015 2016 2017 2018 2019 2020

Repeat Buyer
(% of GMV)
77.2%
78.0%
79.5%
80.7%
82.2%
82.6%
83.0%
2014
2015
2016
2017
2018
2019
2020

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2020, 13% of our buyers had become consignors and 56% of our consignors had become buyers. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included.

Buyers Who Are Also Consignors
(% of GMV)
31.7%
32.9%
35.3%
36.7%
40.5%
43.7%
44.1%
2014
2015
2016
2017
2018
2019
2020

Buyer acquisition cost. Our financial performance depends on effectively managing the expenses we incur to attract and retain buyers. We closely monitor our efficiency in acquiring new buyers. Our buyer acquisition cost (“BAC”) for a given period is comprised of our total advertising spend, which is principally the cost of television, digital and direct mail advertising, divided by the number of buyers acquired in that period. We adjust or re-allocate our advertising in real-time to optimize our spend across channels, buyer demographics and geographies to improve our return on advertising spend. With the exception of 2020, our BAC has declined over time driven by improving acquisition efficiencies. In 2020, we experienced volatility with our marketing efficiency due to the adverse impacts of COVID-19 on our business, and we began to increase investments in advertising to position the company for future growth.

Buyer Acquisition Cost
$224
$178
$178
$168
$139
$114
$124
2014
2015
2016
2017
2018
2019
2020

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

The following graphs depict the BLTV to BAC ratio by annual cohort since 2015 in the aggregate and for buyers who are also consignors, respectively. BLTV in the graph on the right includes only gross profit attributable to transactions in which the members participated as buyers who are also consignors and does not include gross profit attributable to transactions in which the member participated as a consignor. The 2020 cohorts in the graphs reflect buyers that first purchased across our online marketplace through June 30, 2020 for the six month period and September 30, 2020 for the three month period.

BLTV : BAC - All Buyers
4.00x
3.50x
3.00x
2.50x
2.00x
1.50x
1.00x
0.50x
0.00x
3mo
6mo
12mo
24mo
36mo
2015
2016
2017
2018
2019
2020

BLTV : BAC - Buyers who are also Consignors
12.00x
10.00x
8.00x
6.00x
4.00x
2.00x
0.00x
3mo
6mo
12mo
24mo
36mo
2015
2016
2017
2018
2019
2020

Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. We secured leases on more than half of this space in 2018. In October 2020, we secured a lease in Arizona for an additional authentication center. The market for real estate to support operations centers such as ours is competitive, and we plan to continue to secure and efficiently bring online additional capacity to support future growth. In 2017 and 2018, we opened our flagship retail stores in New York and Los Angeles. We opened a second retail store with a smaller footprint in New York in May 2019. We opened two additional flagship stores in 2020 in San Francisco and Chicago, and a neighborhood store in Palo Alto. We intend to open additional retail stores in the future. In addition to scaling our physical infrastructure, growing our single-SKU business operations and developing our SKU-depth capabilities require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We invest substantially in technology to automate our operations and support growth. We continue to strategically invest in technology despite the difficult operating environment resulting from COVID-19, as innovation positions us to scale and support growth once the economy normalizes.

Seasonality. Before the COVID-19 pandemic, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes. However, the adverse impacts of COVID-19 on our business has made it difficult to evaluate the impact of seasonality in our business. While we expect supply will continue to be negatively impacted by COVID-19, we believe its growth will accelerate in 2021.

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except AOV and percentages)
GMV	$986,951	$1,008,344	$710,750
NMV	$736,872	$731,445	$506,589
Number of orders	2,233	2,217	1,595
Take rate	35.7%	36.3%	35.5%
Active buyers	649	582	416
AOV	$442	$455	$446
Adjusted EBITDA	$(128,025)	$(74,719)	$(58,856)

GMV

GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 25.3%, 27.5%, and 28.7% of GMV in 2020, 2019, and 2018, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors.   Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. We believe this is the primary measure of the scale and growth of our online marketplace and the key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2 - Summary of Significant Accounting Policies -Revenue Recognition - Consignment and Service Revenue.

NMV

NMV, or net merchandise value, represents the value of sales from both consigned goods and our inventory net of platform-wide discounts less product returns and order cancellations and excludes the effect of buyer incentives, shipping fees and sales tax. We believe NMV is a supplemental measure of the scale and growth of our online marketplace. Like GMV, NMV is not a proxy for revenue or revenue growth.

Number of Orders

Number of orders means the total number of orders placed across our online marketplace and retail stores in a given period. We do not reduce number of orders to reflect product returns or order cancellations.

Take Rate

Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represents the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. Our take rate structure is a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors start at a 55% commission (which equals a 45% take rate for us) and can earn up to a 70% commission. This tiered structure applies unless it is overridden by a commission exception.

Commission exceptions from the tiered commission structure optimize supply and drive take rate changes. Examples of current commission exceptions include a flat 40% commission on all items under $145, and an 85% commission on watches over $2,495. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.

Active Buyers

Active buyers include buyers who purchased goods through our online marketplace during the 12 months ended on the last day of the period presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.

Average Order Value (“AOV”)

Average order value (“AOV”) means the average value of all orders placed across our online marketplace and retail stores, excluding shipping fees and sales taxes. Our focus on luxury goods across multiple categories drives a consistently high AOV. Our AOV reflects both the average price of items sold as well as the number of items per order. Our high AOV is a key driver of our operating leverage.

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

•

Consignment and service revenue. We generate the substantial majority of our revenue from the sale of pre-owned luxury goods through our online marketplace and retail stores on behalf of consignors. For consignment sales, we retain a percentage of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations, buyer incentives and adjustments. Additionally, we generate revenue from shipping fees we charge to buyers. We also generate service revenue from subscription fees paid by buyers for early access to products, but to date our subscription revenue has not been material.

•

Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept out of policy returns from buyers. Additionally, we make direct purchases from businesses and consignors and our mix of direct purchases as a percentage of total GMV could increase in 2021. We recognize direct revenue upon shipment based on the gross purchase price paid by buyers, net of allowances for product returns, buyer incentives and adjustments.

Cost of Revenue

Cost of consignment and services revenue consists of shipping costs, credit card fees, packaging, customer service personnel-related costs, website hosting services, and consignor inventory adjustments related to lost or damaged products. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, website hosting services, and inventory adjustments.

Marketing

Marketing expense comprises the cost of acquiring and retaining consignors and buyers, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs for employees engaged in these activities.

Operations and Technology

Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. While we have implemented cost saving measures to address the challenges from the COVID-19 pandemic, we expect operations and technology expense to increase in future periods to support our growth, including bringing on additional authentication centers and continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from year to year as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The following tables set forth our results of operations and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
Consignment and service revenue(1)	$247,326	$265,729	$180,607
Direct revenue	52,623	50,625	33,125
Total revenue	299,949	316,354	213,732
Cost of revenue:
Cost of consignment and service revenue	66,976	73,579	50,855
Cost of direct revenue	45,406	41,252	25,959
Total cost of revenue	112,382	114,831	76,814
Gross profit	187,567	201,523	136,918
Operating expenses:
Marketing	54,813	47,734	42,165
Operations and technology	163,808	143,231	104,929
Selling, general and administrative	141,762	110,663	63,728
Total operating expenses	360,383	301,628	210,822
Loss from operations	(172,816)	(100,105)	(73,904)
Interest income	2,518	4,593	1,046
Interest expense	(5,264)	(616)	(1,152)
Other expense, net	(169)	(2,102)	(1,656)
Loss before provision for income taxes	(175,731)	(98,230)	(75,666)
Provision for income taxes	101	199	99
Net loss	$(175,832)	$(98,429)	$(75,765)

(1) See Note 2 to our financial statements for an explanation of the immaterial correction of errors in 2019 related to inventory associated with commissions paid outside of our normal payment cycle to consignors for returned merchandise which have been corrected within consignment revenue.

	Year Ended December 31,
	2020	2019	2018
Revenue:
Consignment and service revenue	82%	84%	85%
Direct revenue	18	16	15
Total revenue	100	100	100
Cost of Revenue:
Cost of consignment and service revenue	22	23	24
Cost of direct revenue	15	13	12
Total cost of revenue	37	36	36
Gross profit	63	64	64
Operating expenses:
Marketing	18	15	20
Operations and technology	55	45	49
Selling, general and administrative	47	35	30
Total operating expenses	120	95	99
Loss from operations	(58)	(32)	(35)
Interest income	1	1	—
Interest expense	(2)	—	—
Other expense, net	—	—	—
Loss before provision for income taxes	(59)	(31)	(35)
Provision for income taxes	—	—	—
Net loss	(59)%	(31)%	(35)%

Comparison of 2020 and 2019

Consignment and Service Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Consignment and service revenue, net	$247,326	$265,729	$(18,403)	-7%

Consignment and service revenue decreased by $18.4 million, or 7%, in 2020 compared to 2019. The decrease in revenue was driven primarily by a 2% decrease in GMV resulting from the adverse effects of COVID-19 on supply, as well as a decrease from 36.3% to 35.7% in our take rate due to the higher sales mix of lower take rate categories such as handbags and jewelry, and a higher mix of consignors earning higher commissions.  Supply was negatively impacted in certain major markets, due to the impact of COVID-19 closures and disruptions, contributing to the decrease in GMV. NMV increased as returns decreased year over year primarily due to a higher mix of non-returnable items, including handbags and certain promoted items.  While NMV increased slightly, revenue was lower year over year due to the decrease in our take rate and increased buyer incentives, particularly in the fourth quarter. As part our effort to accelerate our GMV recovery, buyer incentives increased by $9.7 million, or 73%, to $23.0 million in 2020 from $13.3 million in 2019, which also contributed to the decrease in revenue.

Direct Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Direct revenue	$52,623	$50,625	$1,998	4%

Direct revenue increased by $2.0 million, or 4%, in 2020 compared to 2019. The increase was driven in part  by the higher sales mix of company-owned inventory, including a focus on aged inventory. The sales of our owned-inventory drove the increase in direct revenue both on an absolute basis and as a percent of total revenue.

Cost of Consignment and Service Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Cost of consignment and service revenue	$66,976	$73,579	$(6,603)	-9%
As a percent of consignment and service revenue	27%	28%

Cost of consignment and service revenue decreased by $6.6 million, or 9%, in 2020 compared to 2019. The decrease was primarily due to lower revenue in connection with COVID-19 related business interruptions. Gross margin increased by 0.6% in 2020 compared to 2019. The increase was primarily attributable to overall improvement in shipping costs relating to more favorable terms with our shipping carrier, partially offset by decreases in our take rate and increased buyer incentives.

Cost of Direct Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Cost of direct revenue	$45,406	$41,252	$4,154	10%
As a percent of direct revenue	86%	81%

Cost of direct revenue increased by $4.2 million, or 10%, in 2020 compared to 2019, consistent with the increase in direct revenue. Gross margin decreased by 4.8% in 2020 compared to 2019, primarily due to lower product margins on sales of discounted aged inventory. As a percentage of direct revenue, cost of direct revenue increased to 86% in 2020 from 81% in 2019.

Marketing

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Marketing	$54,813	$47,734	$7,079	15%

Marketing expense increased by $7.1 million, or 15%, in 2020 compared to 2019. The increase was primarily due to increases in advertising costs and marketing program expenses as we seek to grow the number of buyers and consignors using our online marketplace. As a percent of revenue, marketing expense increased to 18% in 2020 from 15% in 2019 due to the significant adverse impact of COVID-19 on our revenue.

Operations and Technology

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Operations and technology	$163,808	$143,231	$20,577	14%

Operations and technology expense increased by $20.6 million, or 14%, in 2020 compared to 2019. The increase was primarily due to investments to support our growth and drive long-term operational efficiencies, including investments to grow our talent including authentication and technology expertise and support our retail operations. The opening of our retail stores in San Francisco, Chicago, and Palo Alto contributed to the increase in expense.

As a percent of revenue, operations and technology expense increased to 55% in 2020 from 45% in 2019. This increase is primarily due to higher personnel-related costs, including stock-based compensation expense compared to lower revenue as a result of COVID-19’s negative impact on revenue. While we have implemented cost saving measures to address the challenges from the COVID-19 pandemic, we continued to invest in automation, consignor services including virtual appointments and self-scheduling, and other technology improvements to support and drive efficiency in our operations and to support our growth. We expect these expenses to continue to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands, except percentage)
Selling, general and administrative	$141,762	$110,663	$31,099	28%

Selling, general and administrative expense increased by $31.1 million, or 28%, in 2020 compared to 2019. The increase was due to higher personnel-related costs, including stock-based compensation expense and investments to support the growth of our sales organization and scale our general and administrative functions as necessary to operate as a public company including accounting, consulting and legal fees, insurance and software costs. Additionally, there were COVID-19 related charges of $6.2 million inclusive of higher payroll expenses, personal protective equipment, deep cleanings, medical personnel at our facilities and transportation services. As a percent of revenue, selling, general and administrative expense increased to 47% in 2020 from 35% in 2019 as we invested in the growth of the sales organization and expanded our administrative functions. We expect these expenses to decrease as a percentage of revenue over the long term.

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

	Quarter Ended
	December 31, 2020	September 30, 2020 (1)	June 30, 2020 (1)	March 31, 2020 (1)	December 31, 2019 (1) (2)	September 30, 2019 (1)	June 30, 2019 (1)	March 31, 2019 (1)
	(In thousands)
Revenue:
Consignment and service revenue (a)	$71,320	$64,152	$46,768	$65,086	$81,386	$69,067	$59,890	$55,386
Direct revenue	15,512	13,645	10,523	12,942	11,209	12,271	12,139	15,007
Total revenue	86,832	77,797	57,291	78,028	92,595	81,338	72,029	70,393
Cost of revenue:
Cost of consignment and service revenue	19,723	16,304	12,860	18,088	20,987	19,446	17,200	15,946
Cost of direct revenue	13,728	11,964	8,760	10,954	10,197	9,842	8,959	12,254
Total cost of revenue	33,451	28,268	21,620	29,042	31,184	29,288	26,159	28,200
Gross profit	53,381	49,529	35,671	48,986	61,411	52,050	45,870	42,193
Operating expenses:
Marketing	17,066	15,186	9,639	12,922	10,896	13,390	11,715	11,733
Operations and technology	45,950	40,578	36,543	40,737	39,960	37,407	34,320	31,544
Selling, general and administrative	38,715	35,384	32,559	35,104	34,553	28,436	25,355	22,319
Total operating expenses	101,731	91,148	78,741	88,763	85,409	79,233	71,390	65,596
Loss from operations	(48,350)	(41,619)	(43,070)	(39,777)	(23,998)	(27,183)	(25,520)	(23,403)
Interest income	168	448	616	1,286	1,675	1,902	610	405
Interest expense	(2,454)	(2,406)	(384)	(20)	(45)	(60)	(380)	(131)
Other income (expense), net	(80)	—	(97)	8	5	(119)	(1,706)	(282)
Loss before provision for income taxes	(50,716)	(43,577)	(42,935)	(38,503)	(22,363)	(25,460)	(26,996)	(23,411)
Provision (benefit) for income taxes	63	(17)	55	—	147	(8)	59	—
Net loss	$(50,779)	$(43,560)	$(42,990)	$(38,503)	$(22,510)	$(25,452)	$(27,055)	$(23,411)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	—	—	—	(3,355)
Net loss attributable to common stockholders	$(50,779)	$(43,560)	$(42,990)	$(38,503)	$(22,510)	$(25,452)	$(27,055)	$(26,766)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.50)	$(0.49)	$(0.44)	$(0.26)	$(0.30)	$(2.85)	$(3.07)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	88,810,674	87,869,321	87,064,384	86,588,796	85,823,352	84,634,956	9,494,447	8,705,664

(1) During the quarter ended December 31, 2020, the Company identified an overstatement of consignment and service revenue and inventory, net as a result of an error in accounting for inventory associated with commissions paid outside of our normal payment cycle to consignors for returned merchandise. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual financial statements.  Since these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periods reports are required.  Consequently, the Company has adjusted for these errors by revising its historical financial periods presented herein for the quarterly periods from March 31, 2019 through September 30, 2020.  The correction of these immaterial errors resulted in the following:

      (a) Consignment and service revenue reflects a decrease of $0.3 million, $0.1 million, $0.2 million, $1.1 million, $0.2 million, $0.2 million, and $0.2 million for the interim periods ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, respectively.

(2) Including the adjustment noted in (1)(a) above, consignment and service revenue for the quarter ended December 31, 2019, includes the correction of certain out of period errors in the quarter ended December 31, 2019 resulting in a net increase in consignment and service revenue of $2.0 million, of which, $1.4 million related to periods prior to 2019.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue:
Consignment and service revenue	82%	82%	82%	83%	88%	85%	83%	79%
Direct revenue	18	18	18	17	12	15	17	21
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue:
Cost of consignment and service revenue	23	21	23	23	23	24	24	23
Cost of direct revenue	16	15	15	14	11	12	12	17
Total cost of revenue	39	36	38	37	34	36	36	40
Gross profit	61	64	62	63	66	64	64	60
Operating expenses:
Marketing	20	20	17	17	11	16	16	17
Operations and technology	53	52	63	52	43	46	48	45
Selling, general and administrative	44	45	57	45	38	35	35	31
Total operating expenses	117	117	137	114	92	97	99	93
Loss from operations	(56)	(53)	(75)	(51)	(26)	(33)	(35)	(33)
Interest income	—	—	—	2	2	2	1	—
Interest expense	(2)	(3)	—	—	—	—	(1)	—
Other income (expense), net	—	—	—	—	—	—	(2)	—
Loss before provision for income taxes	(58)	(56)	(75)	(49)	(24)	(31)	(37)	(33)
Provision (benefit) for income taxes	—	—	—	—	—	—	—	—
Net loss	(58)%	(56)%	(75)%	(49)%	(24)%	(31)%	(37)%	(33)%

Key Financial and Operating Metrics

	2020				2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except AOV and percentages)
GMV	$301,219	$245,355	$182,771	$257,606	$302,975	$252,766	$228,487	$224,116
NMV	$223,390	$189,059	$139,797	$184,625	$219,508	$186,617	$164,782	$160,538
Number of Orders	671	550	438	574	637	577	505	498
Take Rate	35.7%	35.4%	36.0%	36.2%	36.2%	36.8%	36.6%	35.3%
Active Buyers	649	617	612	602	582	543	492	456
AOV	$449	$446	$417	$449	$476	$438	$453	$450
Adjusted EBITDA	$(35,767)	$(29,258)	$(31,888)	$(31,112)	$(13,885)	$(21,118)	$(21,048)	$(18,667)

The following table presents a reconciliation of Adjusted EBITDA from net loss:

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(50,779)	$(43,560)	$(42,990)	$(38,503)	$(22,510)	$(25,452)	$(27,055)	$(23,411)
Add (deduct):
Depreciation and amortization	5,172	4,917	4,611	4,145	3,870	3,545	3,185	2,808
Stock-based compensation	7,411	7,372	6,129	3,410	2,795	2,520	1,287	1,109
Legal settlement	—	—	—	1,110	—	—	—	—
Restructuring charges	—	72	442	—	—	—	—	—
Abandoned offering costs	—	—	—	—	293	—	—	—
Donation to TRR Foundation	—	—	—	—	3,155	—	—	—
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	—	819
Interest income	(168)	(448)	(616)	(1,286)	(1,675)	(1,902)	(610)	(405)
Interest expense	2,454	2,406	384	20	45	60	380	131
Other (income) expense, net	80	—	97	(8)	(5)	119	1,706	282
Provision (benefit) for income taxes	63	(17)	55	—	147	(8)	59	—
Adjusted EBITDA	$(35,767)	$(29,258)	$(31,888)	$(31,112)	$(13,885)	$(21,118)	$(21,048)	$(18,667)

Liquidity and Capital Resources

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $354.9 million and an accumulated deficit of $529.5 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of 3% convertible senior notes due 2025 and the related cap call transactions.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the challenges presented by COVID-19 and invest in expansion activities in the longer term. At the beginning of the pandemic, we implemented measures to realign our cost structure and preserve liquidity including deferring certain capital investments, renegotiating certain vendor contracts, and reducing payroll costs, including through headcount reductions, employee furloughs and reduced executive salaries. With improving GMV trends we began to strategically reinvest in growth; however, we continue to monitor opportunities to strengthen our financial flexibility and preserve liquidity. We believe our existing cash and cash equivalents and short-term investments as of December 31, 2020 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of new authentication centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods indicated.  Prior year comparisons are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(134,419)	$(54,490)	$(47,195)
Investing activities	178,004	(215,356)	(33,923)
Financing activities	152,815	378,665	106,085
Net increase in cash, cash equivalents and restricted cash	$196,400	$108,819	$24,967

Net Cash Used in Operating Activities

During 2020, net cash used in operating activities was $134.4 million, which consisted of a net loss of $175.8 million, adjusted by non-cash charges of $62.9 million and cash outflows due to a net change of $21.5 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to increases of $20.4 million in inventory and a $12.8 million decrease in operating lease liability, partially offset by cash inflows due to increases of $8.0 million in other accrued and current liabilities and $4.2 million in accrued consignor payable.

Net Cash Provided by (Used in) Investing Activities

During 2020, net cash provided by investing activities was $178.0 million, which consisted of $278.2 million in proceeds from maturities of short-term investments, offset by $73.3 million for purchases of short-term investments, $18.3 million for purchases of property and equipment, net, including leasehold improvements, and $8.7 million for capitalized proprietary software costs.

Net Cash Provided by Financing Activities

During 2020, net cash provided by financing activities was $152.8 million, which primarily consisted of proceeds of $166.3 million from the issuance of the convertible senior notes, net of issuance costs, $8.9 million from the exercise of stock options and warrants partially offset by $22.5 million for the purchase of capped calls related to the Notes issuance.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$203,516	$25,301	$50,644	$49,049	$78,522
Convertible Senior Notes, including interest	195,788	5,175	15,525	175,088	—
Unconditional endowment grant(1)	500	500	—	—	—
Capital leases	24	20	4	—	—
Non-cancellable purchase commitments	5,562	2,569	2,993	—	—
Total	$405,390	$33,565	$69,166	$224,137	$78,522

(1)

In January 2018, we entered into an agreement with the University of Arizona Foundation to endow a gemology degree program in the Department of Geosciences. We committed to endow a total of $2.0 million, of which $0.5 million remained to be funded as of December 31, 2020.

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

Revenue Recognition

Consignment and Service Revenue

We generate the majority of our revenue from consignment services for the sale of pre-owned luxury goods on behalf of consignors through our online consignment marketplace and retail stores. For consignment sales, we retain a portion of the proceeds received, which we refer to as our take rate, and remit the balance to the consignors. We recognize consignment revenue upon purchase of the goods by the buyer based on our take rate, net of allowances for product returns, order cancellations, buyer incentives and adjustments.

Direct Revenue

We also generate revenue from the sales of company-owned inventory. We recognize direct revenue upon shipment of the goods sold through our online marketplace and retail stores, based on the gross purchase price net of allowances for product returns, buyer incentives and adjustments.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

JOBS Act Accounting Election

We were an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) were no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements while we were an emerging growth company may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2020, the Company was deemed a “large accelerated filer” under the Exchange Act ceased to be an emerging growth company as of December 31, 2020. As a result, the Company adopted all applicable standards retrospectively as of January 1, 2020 in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. Such fluctuations to date have not been significant.

As of December 31, 2020, we had unrestricted cash, cash equivalents and short-term investments of approximately $354.9 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2020.

In connection with completing our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, we identified certain General Information Technology Controls (GITC) in interim periods prior to August 31, 2020 that were not designed at a sufficient level of precision to support the effective operation of underlying process level controls and to establish minimum documentation requirements  to evidence control performance. We considered the nature of these GITC control deficiencies, in the aggregate, to represent a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As we prepared for our assessment, we improved the design of controls and formally implemented GITCs related to (i) access security, (ii) change management, and (iii) IT operations throughout the course of the third quarter. The material weakness identified as part of our assessment did not result in any misstatements to our financial statements during the fiscal year, nor does it require a restatement of or change in our financial statements for any prior annual or interim period. Based on our evaluation under the COSO framework, we believe these steps we have taken have remediated the material weakness as of December 31, 2020.

KPMG, LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than implementing the remediation steps noted in the previous section, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item is incorporated by reference to the information set forth under the captions “Directors,” “Corporate Governance,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in our 2021 proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (the “Proxy Statement”).

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

Item 16. Form 10-K Summary

None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.2	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

4.3	Indenture dated June 15, 2020, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 3.00% Convertible Senior Note due 2025.	8-K	001-38953	4.1	June 16, 2020

4.4	Description of Securities.	10-Q	001-38953	4.2	August 7, 2020

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.	S-1	333-231891	10.2	June 17, 2019

10.3#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.4#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.5#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.6#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

10.7#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

10.8#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.10#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.10	May 31, 2019

10.11#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.11	May 31, 2019

10.12#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.12	May 31, 2019

10.13#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.13	May 31, 2019

10.14#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.14	May 31, 2019

10.15#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.15	May 31, 2019

10.16#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.16	May 31, 2019

10.17#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.17	May 31, 2019

10.18#	Lease Agreement dated as of March 14, 2016 by and between The RealReal, Inc. and M&L Associates.	S-1	333-231891	10.18	May 31, 2019

10.19#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.19	May 31, 2019

10.20#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.20	May 31, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.21	June 17, 2019

10.22+	The RealReal, Inc. 2019 Employee Stock Purchase Plan.	S-1	333-231891	10.22	June 17, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.23+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.24+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award Agreement and related form agreements.	10-Q	001-38953	10.2	August 14, 2019

10.25+	The RealReal, Inc. 2019 Employee Stock Purchase Plan, as amended and restated on February 19, 2020.	10-K	001-38953	10.2	March 11, 2020

10.26	Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	June 16, 2020

10.27	Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	June 23, 2020

10.28#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.	10-Q	001-38953	10.1	November 10, 2020

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.
#	Certain information contained in this agreement has been omitted because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The RealReal, Inc.

Date: March 1, 2021	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Julie Wainwright	Chairperson and Chief Executive Officer	March 1, 2021
Julie Wainwright	(Principal Executive Officer)

/s/ Matt Gustke	Chief Financial Officer	March 1, 2021
Matt Gustke	(Principal Financial Officer)

/s/ Steve Lo	Vice President, Chief Accounting Officer	March 1, 2021
Steve Lo	(Principal Accounting Officer)

/s/ Chip Baird	Director	March 1, 2021
Chip Baird

/s/ Caretha Coleman	Director	March 1, 2021
Caretha Coleman

/s/ Emma Grede	Director	March 1, 2021
Emma Grede

/s/ Karen Katz	Director	March 1, 2021
Karen Katz

/s/ Rob Krolik	Director	March 1, 2021
Rob Krolik

/s/ Michael Kumin	Director	March 1, 2021
Michael Kumin

/s/ Niki Leondakis	Director	March 1, 2021
Niki Leondakis
/s/ Carol Melton	Director	March 1, 2021
Carol Melton

/s/ James Miller	Director	March 1, 2021
James Miller

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2020 and 2019	F-6

Statements of Operations for the Years ended December 31, 2020, 2019, and 2018	F-7

Statements of Comprehensive Loss for the Years ended December 31, 2020, 2019, and 2018	F-8

Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2020, 2019, and 2018	F-9

Statements of Cash Flows for the Years ended December 31, 2020, 2019, and 2018	F-11

Notes to Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The RealReal, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Incremental borrowing rate used to measure operating lease liabilities upon adoption of Topic 842

As discussed in Notes 2 and 11 to the financial statements, the Company adopted Topic 842 on January 1, 2020. At adoption, Topic 842 requires, amongst other things, the Company to measure the lease liability at the present value of the future lease payments as of January 1, 2020, using the applicable incremental borrowing rate for each lease. The Company derived the incremental borrowing rate based on its own estimated synthetic credit rating, corresponding yield curve, and the remaining terms of each lease at the adoption date. As a result of the adoption of Topic 842, the Company recognized $12.8 million in current operating leases liabilities and $106.2 million in operating lease liabilities, net of the current portion as of January 1, 2020.

We identified the evaluation of the incremental borrowing rates used to measure the Company’s operating lease liabilities upon adoption of Topic 842 as a critical audit matter. Given the lack of a directly observable Company specific credit rating as of the adoption date, subjective auditor judgment was required to evaluate the appropriateness of the methodology used to develop the incremental borrowing rates, including the development of the synthetic credit rating. In addition, specialized skills and knowledge were required to assist in the evaluation of the incremental borrowing rates determined by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to evaluating the appropriateness of the methodology used and the development of the synthetic credit rating. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●evaluating the appropriateness of the methodology used to estimate the synthetic credit rating,

●	developing an independent estimate of the synthetic credit rating and comparing it with the synthetic credit rating used by the Company in developing their incremental borrowing rates, and
●

obtaining market yield curves associated with our estimated synthetic credit rating used to derive incremental borrowing rates associated with different lease terms and comparing them to the estimated incremental borrowing rates developed by the Company for the same lease terms.

/s/ KPMG

We have served as the Company’s auditor since 2013.

San Francisco, California
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The RealReal, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The RealReal, Inc.'s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG

San Francisco, California
March 1, 2021

THE REALREAL, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$350,846	$154,446
Short-term investments	4,017	208,811
Accounts receivable	7,213	7,779
Inventory, net	42,321	21,916
Prepaid expenses and other current assets	17,072	13,804
Total current assets	421,469	406,756
Property and equipment, net	63,454	55,831
Operating lease right-of-use assets	118,136	—
Other assets	2,050	2,660
Total assets	$605,109	$465,247
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,346	$11,159
Accrued consignor payable	57,053	52,820
Operating lease liabilities, current portion	14,999	—
Other accrued and current liabilities	61,862	54,567
Total current liabilities	148,260	118,546
Operating lease liabilities, net of current portion	115,084	—
Convertible senior notes, net	149,188	—
Other noncurrent liabilities	1,284	9,456
Total liabilities	413,816	128,002
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 89,301,664 and 85,872,320 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	723,302	693,426
Accumulated other comprehensive income	11	7
Accumulated deficit	(532,021)	(356,189)
Total stockholders’ equity	191,293	337,245
Total liabilities and stockholders’ equity	$605,109	$465,247

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Consignment and service revenue	$247,326	$265,729	$180,607
Direct revenue	52,623	50,625	33,125
Total revenue	299,949	316,354	213,732
Cost of revenue:
Cost of consignment and service revenue	66,976	73,579	50,855
Cost of direct revenue	45,406	41,252	25,959
Total cost of revenue	112,382	114,831	76,814
Gross profit	187,567	201,523	136,918
Operating expenses:
Marketing	54,813	47,734	42,165
Operations and technology	163,808	143,231	104,929
Selling, general and administrative	141,762	110,663	63,728
Total operating expenses	360,383	301,628	210,822
Loss from operations	(172,816)	(100,105)	(73,904)
Interest income	2,518	4,593	1,046
Interest expense	(5,264)	(616)	(1,152)
Other expense, net	(169)	(2,102)	(1,656)
Loss before provision for income taxes	(175,731)	(98,230)	(75,666)
Provision for income taxes	101	199	99
Net loss	$(175,832)	$(98,429)	$(75,765)
Accretion of redeemable convertible preferred stock to redemption value	$—	$(3,355)	$(8,922)
Net loss attributable to common stockholders	$(175,832)	$(101,784)	$(84,687)
Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(2.14)	$(10.12)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	87,587,409	47,478,544	8,365,344

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(175,832)	$(98,429)	$(75,765)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	4	32	(19)
Comprehensive loss	$(175,828)	$(98,397)	$(75,784)

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible		Convertible				Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances as of December 31, 2017	12,956,724	50,367	69,834,789	122,990	8,287,983	—	4,591	(6)	(181,571)	(176,986)
Issuance of Series G redeemable convertible preferred stock upon conversion of notes, net of issuance costs of $190	1,067,550	5,452	—	—	—	—	—	—	—	—
Issuance of Series G convertible preferred stock upon conversion of notes, net of issuance costs of $355	—	—	1,997,709	10,202	—	—	—	—	—	—
Loss on extinguishment of convertible notes (Note 7)	—	—	—	—	—	—	(370)	—	—	(370)
Issuance of Series G redeemable convertible preferred stock, net of issuance costs of $3,360	17,029,327	86,640	—	—	—	—	—	—	—	—
Issuance of Series G convertible preferred stock, net of issuance costs of $373	—	—	1,892,147	9,627	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	8,922	—	—	—	—	(8,593)	—	(329)	(8,922)
Issuance of common stock upon exercise of options	—	—	—	—	247,797	—	481	—	—	481
Issuance of common stock upon exercise of warrants	—	—	—	—	57,297	—	133	—	—	133
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	847	—	—	847
Stock-based compensation expense	—	—	—	—	—	—	2,911	—	—	2,911
Other comprehensive loss	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	(75,765)	(75,765)
Balance as of December 31, 2018	31,053,601	151,381	73,724,645	142,819	8,593,077	—	—	(25)	(257,665)	(257,690)
Issuance of Series H redeemable convertible preferred stock net of issuance costs of $166	6,350,345	43,492	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock net of issuance costs of $59	—	—	3,831,766	26,283	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	3,355	—	—	—	—	(3,260)	—	(95)	(3,355)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,403,946)	(198,228)	—	—	19,585,426	—	198,228	—	—	198,228
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	(77,556,411)	(169,102)	38,778,180	—	169,102	—	—	169,102
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	—	2,710	—	—	2,710
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,333	—	—	—	—	17,250,000	—	315,518	—	—	315,518

Issuance of common stock upon exercise of options	—	—	—	—	1,551,313	1	2,695	—	—	2,696
Issuance of common stock upon exercise of warrants	—	—	—	—	10,677	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	14,105	—	(130)	—	—	(130)
Issuance of common stock for cashless exercise of warrants	—	—	—	—	89,542	—	—	—	—	—
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	819	—	—	819
Stock-based compensation expense	—	—	—	—	—	—	7,711	—	—	7,711
Other comprehensive income	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(98,429)	(98,429)
Balance as of December 31, 2019	—	$—	—	$—	85,872,320	$1	$693,426	$7	$(356,189)	$337,245
Purchase of capped calls	—	—	—	—	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	—	—	—	—	19,020	—	—	19,020
Issuance of common stock upon exercise of options	—	—	—	—	2,604,494	—	8,859	—	—	8,859
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	733,385	—	(751)	—	—	(751)
Issuance of common stock for exercises under ESPP	—	—	—	—	91,465	—	972	—	—	972
Stock-based compensation expense	—	—	—	—	—	—	24,322	—	—	24,322
Other comprehensive income	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	(175,832)	(175,832)
Balance as of December 31, 2020	—	$—	—	$—	89,301,664	$1	$723,302	$11	$(532,021)	$191,293

The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(175,832)	$(98,429)	$(75,765)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	18,845	13,408	9,290
Stock-based compensation expense	24,322	7,711	2,911
Reduction of operating lease right-of-use assets	16,062	—	—
Change in fair value of convertible note derivative liability	—	—	1,248
Bad debt expense	903	1,371	999
Compensation expense related to stock sales by current and former employees	—	819	847
Change in fair value of convertible preferred stock warrant liability	—	2,100	450
Accrued interest on convertible notes	216	—	223
Loss on retirement of property and equipment	280	—	203
Accretion of unconditional endowment grant liability	51	94	118
Accretion of debt discounts and issuance costs	2,399	11	104
Amortization of premiums (discounts) on short-term investments	(137)	(320)	78
Changes in operating assets and liabilities:
Accounts receivable	(337)	(1,579)	(1,572)
Inventory, net	(20,405)	(11,561)	(3,741)
Prepaid expenses and other current assets	(3,443)	(4,108)	(5,338)
Other assets	548	(1,026)	(318)
Operating lease liability	(12,752)	—	—
Accounts payable	2,800	6,010	(2,576)
Accrued consignor payable	4,233	17,561	6,587
Other accrued and current liabilities	7,994	10,686	15,681
Other noncurrent liabilities	(166)	2,762	3,376
Net cash used in operating activities	(134,419)	(54,490)	(47,195)
Cash flow from investing activities:
Purchases of short-term investments	(73,280)	(220,609)	(31,454)
Proceeds from maturities of short-term investments	278,215	39,281	9,624
Proceeds from sale of short-term investments	—	—	7,023
Capitalized proprietary software development costs	(8,678)	(9,267)	(5,724)
Purchases of property and equipment	(18,253)	(24,761)	(13,392)
Net cash provided by (used in) investing activities	178,004	(215,356)	(33,923)
Cash flow from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	315,541	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	43,492	86,640
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	26,283	9,627
Proceeds from issuance of convertible notes, net of issuance costs	166,278	—	14,273
Purchase of capped calls	(22,546)	—	—
Proceeds from exercise of stock options and common stock warrants	8,859	2,729	614
Proceeds from issuance of Employee Stock Purchase Program	972	—	—
Payment of deferred offering costs	—	—	(24)
Taxes paid related to restricted stock vesting	(748)	(130)	—
Issuance cost paid related to conversion of convertible notes	—	—	(545)
Repayment of debt	—	(9,250)	(4,500)
Net cash provided by financing activities	152,815	378,665	106,085
Net increase in cash, cash equivalents and restricted cash	196,400	108,819	24,967
Cash, cash equivalents, and restricted cash
Beginning of period	154,446	45,627	20,660
End of period	$350,846	$154,446	$45,627

Supplemental disclosures of cash flow information
Cash paid for interest	$11	$553	$666
Cash paid for income taxes	90	102	49
Supplemental disclosures of non-cash investing and financing activities
Issuance of convertible preferred stock upon extinguishment of convertible notes	—	—	10,557
Issuance of redeemable convertible preferred stock upon extinguishment of convertible notes	—	—	5,642
Accretion of redeemable convertible preferred stock to redemption value	—	3,355	8,922
Loss on extinguishment of convertible notes	—	—	370
Purchases of property and equipment included in accounts payable and other accrued and current liabilities	(583)	1,841	158
Purchases of capitalized proprietary software development costs included in accounts payable and other accrued and current liabilities	338	—	—
Reclassification of deferred offering costs	—	5,333	—
Conversion of convertible preferred stock warrants in connection with IPO	—	2,710	—
Conversion of redeemable convertible preferred stock in connection with IPO	—	198,228	—
Conversion of convertible preferred stock in connection with IPO	—	169,102	—
Issuance costs associated with issuance of convertible senior notes included in other accrued and current liabilities	469	—	—
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

Impact of the Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has materially impacted the Company's business operations and results of operations in 2020. Operations in the Company’s authentication centers were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. However, operations capacity was no longer limited by restrictions related to COVID-19 during the second half of the year ended December 31, 2020. In-person white glove consignment appointments were temporarily suspended and augmented with virtual appointments but remain an option for our consignor base. All luxury consignment offices and retail stores were temporarily closed for varying periods of time but were all open during the entirety of the second half of the year.

The Company believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents and short-term investments as of December 31, 2020 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit), and cash flows for the periods presented. Certain corrections to the prior periods have been made to conform to the current period presentation, as described in Note 2. The Company’s functional and reporting currency is the U.S. dollar.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, valuation of inventory, software development costs, stock-based compensation, redemption value of redeemable convertible preferred stock, incremental borrowing rates related to lease liability, fair value of the liability component of convertible senior notes, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Revenue Recognition

The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail stores.

Consignment and Service Revenue

The Company provides a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. The Company retains a percentage of the proceeds received as payment for its consignment service, which the Company refers to as its take rate. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remains with the consignor until transferred to the buyer upon purchase of the consigned goods and expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where returned goods become Company-owned inventory.

The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of estimated returns, cancellations, buyer incentives and adjustments. The Company recognizes a returns reserve based on historical experience, which is recorded in other accrued and current liabilities on the balance sheets (see Note 5). Sales tax assessed by governmental authorities is excluded from revenue.

Certain transactions provide consignors with a material right resulting from the tiered consignor commission plan. Under this plan, the amount an individual consignor receives for future sales of consigned goods may be dependent on previous consignment sales for that consignor within his/her consignment period. Accordingly, in certain consignment transactions, a small portion of the Company’s consignment revenue is allocated to such material right using the portfolio method and recorded as deferred revenue, which is recorded in other accrued and current liabilities on the balance sheets. The impact of the deferral has not been material to the financial statements.

The Company charges shipping fees to buyers and has elected to treat shipping and handling activities performed after control transfers to the buyer as fulfillment activities. All outbound shipping and handling costs are accounted for as fulfillment costs in cost of consignment and service revenue at the time revenue is recognized.

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2020, 2019, and 2018.

Direct Revenue

The Company generates direct revenue from the sale of Company-owned inventory. The Company recognizes direct revenue on a gross basis upon shipment of the purchased good to the buyer as the Company acts as the principal in the transaction. Direct revenue is recognized net of estimated returns, buyer incentives and adjustments. Sales tax assessed by governmental authorities is excluded from revenue. Cost of direct revenue is also recognized upon shipment to the buyer in an amount equal to that paid to the consignor from the original consignment sale, an amount equal to that paid as a direct purchase from a third party, or the lower of cost of the inventory purchased and its net realizable value.

Incentives

Incentives, which include platform-wide discounts and buyer incentives, may periodically be offered to buyers. Platform-wide discounts are made available to all buyers on the online marketplace.  Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on the Company’s platform, and do not impact the commissions paid to consignors. These are treated as a reduction of consignment and service revenue and direct revenue. Additionally, the Company periodically offers commission exceptions to consignors to optimize its supply. These are treated as reduction of consignment and service revenue, and are reflected in the Company’s take rate.  The Company may offer a certain type of buyer incentive in the form of site credits to buyers on current transactions to be applied towards future transactions, which are included in other accrued and current liabilities on the balance sheets.

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of December 31, 2020 and December 31, 2019. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of December 31, 2020 and December 31, 2019.

Cost of Revenue

Cost of consignment and service revenue consist of shipping costs, credit card fees, packaging, customer service personnel-related costs, website hosting services, and consignor inventory adjustments relating to lost or damaged products. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, website hosting services, and inventory adjustments.

Marketing

Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $45.8 million, $40.5 million, and $36.6 million in 2020, 2019, and 2018, respectively.

Operations and Technology

Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2020, 2019, and 2018, the Company capitalized proprietary software developments costs of $9.0 million, $9.3 million, and $5.7 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.

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

Stock-based Compensation

Stock-based compensation expense related to employees and nonemployees is measured based on the grant-date fair value of the awards. Compensation expense is recognized in the statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and accounts for forfeitures as they occur. The fair value of restricted stock units (“RSUs”) is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock. The fair value of each purchase under the employee stock purchase plan (ESPP) is estimated at the beginning of the offering period using the Black-Scholes option pricing model.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of investments in short-term money market funds and amounts invested in U.S. treasury securities.

Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. As of December 31, 2020 and December 31, 2019, the Company had no restricted cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$350,846	$154,446	$34,393
Restricted cash	—	—	11,234
Total cash, cash equivalents and restricted cash	$350,846	$154,446	$45,627

Short-term Investments

The Company has classified and accounted for its short-term investments as available-for-sale which are carried at fair value on its balance sheets. Available-for-sale securities with remaining maturities of 12 months or less are classified as short term and available-for-sale securities with remaining maturities greater than 12 months are classified as long term.

Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit), of which there were none as of December 31, 2020 and 2019. The Company adopted Accounting Standards Update (ASU) 2016-13 described below under "Recent Adopted Accounting Pronouncements." In accordance with the adopted guidance, the Company replaced the incurred loss approach with an expected loss model and the Company records allowances for available-for-sale debt securities rather than to reduce the carrying amount for other-than-temporary impairment as was followed under the other-than-temporary impairment model prior to January 1, 2020. Realized gains and losses and other-than-temporary impairments on investments are included in Other income and expense, net. As of December 31, 2020, the Company had not recorded any impairments due to credit loss.

Accounts Receivable

Accounts receivables are recorded at the amounts billed to buyers and do not bear interest. Accounts receivables result from credit card transactions, the majority of which are settled within two business days.

Inventory, Net

Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors.  The cost of inventory is an amount equal to that paid to the consignor or vendors.  Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value have not been material for 2020 and 2019.

Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the balance sheets and were $18.3 million and $17.0 million as of December 31, 2020 and 2019.  Included in inventory on the Company’s balance sheets are assets totaling $7.4 million and $7.1 million as of December 31, 2020 and 2019, for the rights to recover products from customers associated with its liabilities for return reserves.

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

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the anticipated equity offering, are capitalized and offset against proceeds upon the consummation of the offering. In the event an anticipated offering is abandoned, deferred offering costs will be expensed. In 2020, offering costs of $6.7 million related to the issuance of convertible notes was allocated to the liability and equity components based on the allocation of the proceeds. Of the total offering costs, $0.8 million was recorded as a reduction to additional paid-in capital and $5.9 million was recorded as a reduction in the carrying value of the debt on the balance sheet. In 2019, offering costs of $0.3 million were expensed. As of December 31, 2019, $5.3 million deferred offering costs were offset against the IPO proceeds within stockholders’ equity (deficit) on the balance sheets.

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

Subsequent to the adoption of ASC 842 on January 1, 2020

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease.   For the Company’s operating leases, the Company records a lease liability based on the present value of the lease payments at lease inception, using the applicable incremental borrowing rate.  The Company estimates the incremental borrowing rate by developing its own synthetic credit rating, corresponding yield curve, and the terms of each lease at the lease commencement date.  The corresponding right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease.  The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease.  Operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion are included on the Company’s balance sheet.

The Company has elected the practical expedients that allows for the combination of lease components and non-lease components and to record short-term leases as lease expense on a straight-line basis on the statements of operations.  Variable lease payments are recorded as expense as they are incurred.

The Company has finance leases for vehicles and equipment, and the amounts of finance lease right-of-use assets and finance lease liabilities have been immaterial to date.

Convertible Senior Notes

Convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Company’s convertible senior notes (the “Notes”) issued in June 2020. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the conversion option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.

Capped Call Transactions

In June 2020, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 7). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the balance sheet as a direct deduction from the associated debt. A portion of debt issuance costs incurred in connection with the Notes issued in June 2020 was related to the equity component and was recorded as a reduction to additional paid in capital and is not amortized to interest expense over the estimated life of the related debt.

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

As of December 31, 2020 and December 31, 2019, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2020, 2019, and 2018.

Immaterial Correction of an Error in Prior Periods

During the quarter ended December 31, 2020, the Company identified an overstatement of consignment and services revenue and inventory, net as a result of an error in accounting for inventory associated with commissions paid outside of our normal payment cycle to consignors for returned merchandise. In accordance with FASB Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company’s prior period interim and annual financial statements. Since these errors were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical financial statements presented herein. The Company recognized the effect of the error in 2019 by decreasing inventory, net consignment and services revenue by approximately $1.7 million.

The following table presents the effects of the immaterial error correction on the balance sheet and related statements of redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit) for the period indicated (in thousands):

	As of December 31, 2019
	As previously reported	Adjustments	As Adjusted
Current Assets:
Inventory, net	$23,599	$(1,683)	$21,916
Total current assets	408,439	(1,683)	406,756
Total assets	$466,930	$(1,683)	$465,247
Stockholders' equity (deficit):
Accumulated deficit	(354,506)	(1,683)	(356,189)
Total stockholders' equity (deficit)	338,928	(1,683)	337,245
Total liabilities and stockholders’ equity (deficit)	$466,930	$(1,683)	465,247

The following table presents the effects of the immaterial error correction on the statements of operations and net loss per share attributable to common stockholders, basic and diluted for the period indicated (in thousands):

	Year Ended December 31, 2019
	As previously reported	Adjustments	As Adjusted
Revenue:
Consignment and service revenue	$267,412	$(1,683)	$265,729
Direct revenue	50,625	—	50,625
Total revenue	318,037	(1,683)	316,354
Gross profit	203,206	(1,683)	201,523

Loss from operations	(98,422)	(1,683)	(100,105)
Loss before provision for income taxes	(96,547)	(1,683)	(98,230)
Net loss	$(96,746)	$(1,683)	$(98,429)
Net loss attributable to common stockholders	$(100,101)	$(1,683)	$(101,784)
Net loss per share attributable to common stockholders, basic and diluted	$(2.11)	(0.03)	$(2.14)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	47,478,544	—	47,478,544

The following table presents the effects of the immaterial error correction on the statements of comprehensive loss (in thousands):

	Year Ended December 31, 2019
	As previously reported	Adjustments	As Adjusted
Net loss	$(96,746)	$(1,683)	$(98,429)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on investments	32	—	32
Comprehensive loss	$(96,714)	$(1,683)	(98,397)

The following table presents the effects of the immaterial error correction on the statements of cash flows (in thousands):

	Year ended December 31, 2019
	As previously reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(96,746)	$(1,683)	$(98,429)

Changes in operating activities and liabilities:
Inventory, net	(13,244)	1,683	(11,561)

Net cash used in operating activities	$(54,490)	$—	(54,490)

Recently Adopted Accounting Pronouncements

The Company was an emerging growth company “EGC”, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company had elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date it (1) was no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The Company chose to adopt new or revised accounting standards earlier than such time those standards apply to private companies and retain its election for the extended transition period, if early adoption is permitted for all entities. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Because the market value of the Company’s common stock held by non-affiliates exceeded $700 million as of June 30, 2020, the Company ceased to be an emerging growth company and was deemed a “large accelerated filer” under the Exchange Act as of December 31, 2020. As a result, the Company adopted all applicable standards retrospectively as of January 1, 2020 in this Annual Report on Form 10-K.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is aimed at making leasing activities more transparent and comparable. This new standard requires substantially all leases to be recognized by lessees on their balance sheets as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The Company early adopted the standard on January 1, 2020.

The Company adopted Topic 842 on January 1, 2020 using the modified retrospective approach and applied it to all existing leases as of the adoption date, which allows for a cumulative-effect adjustment to retained earnings on the adoption date.  The Company will continue to present prior period amounts under ASC 840. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which does not require the Company to reassess whether contracts that expired prior to the adoption date contained an embedded lease, reassess historical lease classification, or evaluate direct costs for leases that were in effect at the adoption date.

As a result of implementing this guidance, the Company recognized $110.3 million in right of use assets as of January 1, 2020. The Company also recorded $12.8 million in current operating lease liabilities and $106.2 million in operating lease liabilities, net of current portion in its balance sheet as of January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. The Company adopted Topic 326 retrospectively of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company also assessed the impact of COVID-19 on expected credit losses and it was also not material.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted Topic 718 retrospectively of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible  Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. Under this ASU, the embedded conversion features will no longer be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU will be effective for annual reporting periods beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the timing and impact of this standard on its financial statements.   It is expected that upon adoption, the Company’s Convertible Senior Notes, as discussed in Note 7, will no longer be bifurcated into an equity and a debt component, but rather accounted for as a single liability.

Note 3. Cash, Cash Equivalents and Short-term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$150,520	$—	$—	$150,520
Money market fund	200,326	—	—	200,326
Total cash and cash equivalents	$350,846	$—	$—	$350,846
Short-term investments:
Corporate bonds	$4,006	$11	$—	$4,017
Total short-term investments	$4,006	$11	$—	$4,017

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$111,319	$—	$—	$111,319
U.S. Treasury securities	29,981	—	—	29,981
Money market fund	5,399	—	—	5,399
Corporate bonds	3,749	—	—	3,749
Agency bonds	2,000	—	—	2,000
Commercial paper	1,998	—	—	1,998
Total cash and cash equivalents	$154,446	$—	$—	$154,446
Short-term investments:
U.S. Treasury securities	$151,857	$13	$—	$151,870
Corporate bonds	38,149	—	(5)	38,144
Agency bonds	11,028	—	(2)	11,026
Commercial paper	7,770	1	—	7,771
Total short-term investments	$208,804	$14	$(7)	$208,811

As of December 31, 2020 and December 31, 2019, the contractual maturity for the short-term investments is less than one year. For the years ended December 31, 2020, 2019, and 2018 the Company recognized no material realized gains or losses on short-term investments.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables provide the financial instruments measured at fair value (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets (1)
Short-term investments:
Corporate bonds	$—	$4,017	$—	$4,017
Total short-term investments	$—	$4,017	$—	$4,017

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: (1)
U.S. Treasury securities	$29,981	$—	$—	$29,981
Corporate bonds	—	3,749	—	3,749
Agency bonds	—	2,000	—	2,000
Commercial paper	—	1,998	—	1,998
Total cash equivalents	$29,981	$7,747	$—	$37,728
Short-term investments:
U.S. Treasury securities	$151,870	$—	$—	$151,870
Corporate bonds	—	38,144	—	38,144
Agency bonds	—	11,026	—	11,026
Commercial paper	—	7,771	—	7,771
Total short-term investments	$151,870	$56,941	$—	$208,811

(1)

Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table.  The amounts of the money market funds (in thousands) were $200,326 and $5,399 at 12/31/20 and 12/31/19, respectively.

On June 15, 2020, the Company issued 3.00% convertible senior notes due 2025 with embedded conversion features.  The Company estimated the fair value of the Notes using a discounted cash flow approach to derive the value of a debt instrument using the expected cash flows and the estimated yield related to the convertible senior notes. The significant assumptions used in estimating the expected cash flows were the estimated market yield based on an implied yield and credit quality analysis of a term loan with similar attributes. The Company recorded approximately $152.7 million as the fair value of the liability on June 15, 2020, with a corresponding amount recorded as a discount on the initial issuance of the Notes of approximately $19.8 million. The debt discount was recorded to equity and is being amortized to the debt liability over the life of the Notes using the effective interest method.

As of December 31, 2020, the fair value of the Notes, which differs from its carrying value is determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates. As of December 31, 2020, the estimated fair value of the Notes, which has an aggregate face value of $172.5 million, was $184.4 million based on the market price on the last trading day for the period.

The fair value of the convertible preferred stock warrant liability on the date of issuance and each re-measurement date was estimated using the Black‑Scholes option pricing model.  Inputs used to determine the estimated fair value as of each valuation date included expected term of the warrants, the risk-free interest rate, volatility, and the fair value of underlying shares. Due to the nature of these valuation models, the valuation of the warrants is considered a Level 3 measurement. The following table presents a rollforward of the fair value of the Level 3 liability recorded at fair value (in thousands):

Convertible Preferred Stock Warrant Liability
Balance as of December 31, 2018	610
Changes in estimated fair value	2,100
Reclass to additional paid-in capital upon conversion to common stock warrants	(2,710)
Balance as of December 31, 2019	$—

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Proprietary software	$24,218	$23,318
Furniture and equipment	27,687	21,083
Automobiles	668	718
Leasehold improvements	52,828	43,505
	105,401	88,624
Less: accumulated depreciation and amortization	(41,947)	(32,793)
Property and equipment, net	$63,454	$55,831

Depreciation and amortization expense on property and equipment was $18.8 million, $13.4 million, and $9.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, fully depreciated proprietary software in the amount of $7.9 million was taken out of service.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Returns reserve	$18,327	$17,005
Accrued compensation	13,406	11,626
Accrued marketing and outside services	10,790	6,830
Site credit liability	5,475	5,080
Accrued sales tax and other taxes	6,870	6,132
Deferred revenue	1,617	4,767
Other	5,377	3,127
Other accrued and current liabilities	$61,862	$54,567

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

On July 26, 2019 the Company fully repaid the principal of its Term Loans in the amount of $6.5 million.  With the repayment of the term loans, the Company was no longer subject to debt covenants as of December 31, 2020. During the years ended December 31, 2020, 2019 and 2018, the Company recorded interest expense related to the Term Loans of zero, $0.3 million, and $0.7 million, respectively.

Warrants Issued with Term Loan Facility

During the period from 2013 to 2016, in connection with the Term Loan Facility, the Company issued convertible preferred stock warrants, which included warrants to purchase 131,652 shares of its Series B convertible preferred stock with an exercise price of $1.03 per share, 6,868 shares of its Series C convertible preferred stock with an exercise price of $2.18 per share, 43,010 shares of its Series D convertible preferred stock with an exercise price of $2.79 per share and 25,597 shares of its Series E convertible preferred stock with an exercise price of $2.93 per share (together the “Convertible Preferred Stock Warrants”). The Convertible Preferred Stock Warrants were exercisable from the date of issuance and have a 10-year term. The initial estimated fair value of the Convertible Preferred Stock Warrants was recorded as convertible preferred stock warrant liability with an offset to the debt discount associated with the Term Loan Facility. The debt discount is amortized to interest expense over the repayment period of the loan using the effective-interest method. All convertible Preferred Stock Warrants were converted to common stock warrants and exercised through net share settlement in July 2019.  No warrants were outstanding as of December 31, 2020 and 2019.

Note 7. Convertible Notes

2025 Convertible Senior Notes

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

Prior to March 15, 2025, the Notes will be convertible only under the following circumstances:

•

During any calendar quarter (and only during such calendar quarter) beginning after September 30, 2020, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter.

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

The net carrying amount of the liability component of the Notes was as follows:

December 31, 2020
Principal	$172,500
Unamortized debt discount	(17,945)
Unamortized debt issuance costs	(5,367)
Net carrying amount	$149,188

The net carrying amount of the equity component of the Notes was as follows:

December 31, 2020
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020

In connection with the issuance of the Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the balance sheets and is amortized to interest expense using the effective interest method over the expected life of the Notes or approximately its five-year term. The effective interest rate on the liability component of the Notes for the period from the date of issuance through December 31, 2020 was 6.4%.

The following table sets forth the amounts recorded in interest expense related to the Notes from the date of issuance through December 31, 2020:

Amount
Contractual interest expense	$2,803
Amortization of debt discount	1,843
Amortization of debt issuance costs	556
Total interest and amortization expense	$5,202

Future minimum payments under the Notes as of December 31, 2020, are as follows:

Fiscal Year	Amount
2021	$5,175
2022	5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	195,788
Less amounts representing interest	(23,288)
Total principal amount	$172,500

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

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million during the year ended December 31, 2020 related to the premium payments for the Capped Call Transactions.

2018 Convertible Notes

In April 2018, the Company issued $14.4 million in convertible notes (“2018 Notes”) to existing shareholders of redeemable convertible and convertible preferred stock. Interest accrued on the principal balance at an annual rate of 8%. Principal and accrued interest were due at the earliest of (1) the one-year anniversary of the issuance date, (2) event of default and (3) a change of control, defined as either a merger, sale of stock or assets or other form of transaction.

The 2018 Notes contained certain qualified financing and non-qualified financing redemption features which were determined to be a compound embedded derivative requiring bifurcation and separate accounting at its estimated fair value. On issuance of the 2018 Notes, the Company recognized a liability of $0.4 million for the estimated fair value of the embedded derivative and incurred $0.1 million in debt issuance costs, both of which were recorded as a debt discount associated with the 2018 Notes.

In June 2018, the outstanding balance of principal and accrued interest on the 2018 Notes of $14.6 million converted into 1,067,550 and 1,997,709 shares of the Company’s Series G redeemable convertible and convertible preferred stock, respectively, at a price of $4.7565 per share. The conversion of the 2018 Notes into Series G redeemable convertible preferred stock and Series G convertible preferred stock was accounted for as an extinguishment. The extinguishment of the 2018 Notes was considered a capital transaction and accordingly, the Company recognized a $0.4 million loss on extinguishment through additional paid in capital equal to the unamortized debt discount at the date of conversion.

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

Note 9. Common Stock

The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31,	December 31,
	2020	2019
Options issued and outstanding	5,809,376	9,171,756
Shares available for grant under the 2019 equity incentive plan	7,104,498	7,269,593
Outstanding restricted stock units	5,103,727	789,817
Shares available for issuance under 2019 ESPP	2,517,258	—
Total	20,534,859	17,231,166

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

Activity under the Company’s stock option plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	9,171,756	5.14	6.8	$128,079
Options granted	—	—
Options exercised	(2,604,494)	3.40
Options cancelled	(757,886)	7.40
Balances at December 31, 2020	5,809,376	5.64	5.9	82,717
Options vested and exercisable— December 31, 2020	4,232,813	3.72	5.2	67,601

There were no stock options granted in 2020.  The weighted average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $8.60 per share and $3.36 per share, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2020, 2019, and 2018 was $32.2 million, $16.2 million, and $1.4 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.

RSUs

A summary of RSU activity for the year ended December 31, 2020 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2019	789,817	$23.59	$14,888
Granted	5,688,318	12.54
Vested	(789,853)	15.75
Forfeited	(584,555)	15.64
Unvested December 31, 2020	5,103,727	$13.40	$99,640

The total fair value of RSUs vested during the year ended December 31, 2020 was $12.5 million.

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

The initial offering period ran from May 15, 2020 through November 14, 2020. Employees purchased 91,465 shares at an average price of $10.63 for the year ended December 31, 2020. There were no shares purchased by employees during the year ended 2019. The intrinsic value of shares purchased during the year ended 2020 was $0.2 million. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

As of December 31, 2020, the Company had approximately $0.3 million of unrecognized stock-based compensation cost related to purchase rights under the employee stock purchase plan, which the Company expects to recognize over a weighted average period of 0.4 years.

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

The following assumptions were used to estimate the fair value of stock options granted in 2019 and 2018, as there were no stock options granted in 2020:

Year Ended December 31,
	2019	2018
Expected term (in years)	5.0 – 6.1	5.2 – 6.2
Expected volatility	44.2% – 47.8%	46.6% – 48.1%
Average risk-free rate	1.9% – 2.6%	2.7% – 2.9%
Dividend yield	—	—

As of December 31, 2020, total unrecognized stock-based compensation expense related to options was $9.9 million, respectively. These costs are expected to be recognized over a weighted average period of 2.0 years as of December 31, 2020.

As of December 31, 2020, the Company had approximately $61.7 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 3.1 years.

Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Marketing	$1,755	$392	$164
Operations and technology	10,241	3,148	1,160
Selling, general and administrative	12,326	4,171	1,587
Total	$24,322	$7,711	$2,911

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

Note 11. Leases

The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.

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

The Company recorded operating lease costs of $24.7 million for the year ended December 31, 2020. The Company incurred $3.9 million of variable lease costs for the year ended December 31, 2020, which is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.  Rent expense under ASC 840 was $18.1 million and 10.4 million for the years ended December 31, 2019 and 2018, respectively.

Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
2021	23,030
2022	22,560
2023	21,168
2024	20,759
2025	21,300
Thereafter	57,458
Total future minimum payments	$166,275
Less: Imputed interest	(36,192)
Present value of operating lease liabilities	$130,083

As of December 31, 2020, the Company has entered into operating lease agreements that have not yet commenced. The Company will determine the classification at the commencement date for each lease, but currently expects these leases to be classified as operating leases. Pending execution of the landlord's obligations to prepare leased spaces for occupancy, the Company expects these leases to commence on various dates in the year ended December 31, 2021. The Company expects to receive a Tenant Improvement Allowance of approximately $1.8 million in the year ended December 31, 2021.

As of December 31, 2020, the Company’s estimated undiscounted lease payments for leases that have not yet commenced were as follows (in thousands):

Fiscal Year	Lease payments for leases not yet commenced
2021	2,271
2022	3,551
2023	3,364
2024	3,445
2025	3,545
Thereafter	21,065
Total undiscounted lease payments expected to be capitalized	$37,241

As of December 31, 2019, the Company’s future minimum lease payments under the noncancelable operating leases were as follows (in thousands):

Year Ending December 31,	Amount
2020	$20,530
2021	22,059
2022	19,610
2023	18,307
2024	17,957
Thereafter	67,208
Total future minimum payments	$165,671

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

Year Ended December 31, 2020
Operating cash flows used for operating leases	$21,381
Operating lease assets obtained in exchange for operating lease liabilities	$23,853

The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 31, 2020
Weighted average remaining lease term	7.3 years
Weighted average discount rate	6.6%

The Company has leases for certain vehicles and equipment that are classified as finance leases.  The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are not material as of December 31, 2020.

Note 12. Commitments and Contingencies

Noncancelable Purchase Commitments

As of December 31, 2020, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2021	$2,569
2022	2,420
2023	573
2024	—
2025	—
Total future minimum payments	$5,562

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

Interest expense related to the accretion of the grant liability was not material in the years ended December 31, 2020, 2019, and 2018.  As of December 31, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities on the balance sheets on the balance sheets. As of December 31, 2019, the outstanding liability was $0.9 million, of which $0.5 million is included in other accrued and current liabilities on the balance sheets and $0.4 million is included in other noncurrent liabilities on the balance sheets.

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

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On November 3, 2020, with the court’s permission, the Company filed a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. That motion was granted on February 24, 2021, permitting the Company to file its amended pleading. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits.  The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal.  Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020.   On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020, which motion remains pending.   The state and federal complaints each allege claims under the Securities Act of

1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Securities Exchange Act of 1934 on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints each allege, among other things, that the defendants violated federal securities laws by issuing false or misleading statements in the registration statement regarding certain of the Company’s key financial and operating metrics, and related to the Company’s authentication processes.  The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware.  The derivative complaints allege factual allegations largely tracking the above referenced lawsuits.  The two derivative cases have been consolidated and the consolidated case has been stayed pending a ruling on the motion to dismiss in the federal securities case.  While the Company intends to vigorously defend against the litigation described above, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

Note 13. Income Taxes

The components of the Company’s income tax provision consisted of (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	101	199	99
Total current tax expense	101	199	99
Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$101	$199	$99

The reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(43,259)	$(20,272)	$(15,890)
State taxes, net of federal effect	(10,315)	(5,170)	(4,280)
Non-deductible items	841	1,429	537
Valuation allowance	52,834	24,212	19,732
Provision for income taxes	$101	$199	$99

The Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$129,333	$78,875
Fixed assets and intangibles	3,794	2,747
Accruals and reserves	9,155	8,430
Operating lease liabilities	35,267	—
Gross deferred tax assets	177,549	90,052
Less: valuation allowance	(143,214)	(88,450)
Total deferred tax assets	34,335	1,602
Deferred tax liabilities:
Operating lease right-of-use assets	(32,028)	—
Other	(2,307)	(1,602)
Gross deferred tax liabilities	(34,335)	(1,602)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against our U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2020 and December 31, 2019 was an increase of $54.8 million and an increase of $22.8 million, respectively.

As of December 31, 2020 and 2019, the Company has a net operating loss carryforward of $485.1 million and $302.2 million for federal tax purposes, respectively, and $458.9 million and $260.7 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2032 for California purposes. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $168.2 million of the federal net operating losses will begin to expire in 2032. However, $316.9 million of the federal net operating losses will not expire.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of December 31, 2020 and 2019, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three years after utilization.

As of December 31, 2020 and 2019, the Company does not have uncertain tax positions for which it has recorded as a liability. The Company’s policy is to include interest and penalties as a component to the statements of operations. There were no material tax penalties or interest during the years ended December 31, 2020, 2019, and 2018.

Note 14. Net Loss Per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator
Net loss attributable to common stockholders	$(175,832)	$(101,784)	$(84,687)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	87,587,409	47,478,544	8,365,344
Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(2.14)	$(10.12)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis, except the Convertible Senior Notes):

	December 31,
	2020	2019	2018
Convertible preferred stock	—	—	36,862,298
Redeemable convertible preferred stock	—	—	16,410,256
Options to purchase common stock	5,809,376	9,171,756	9,672,102
Restricted stock units	5,103,727	789,817	—
Estimated shares issuable under the Employee Stock Purchase Plan	109,729	—	—
Assumed conversion of the Convertible Senior Notes	9,705,454	—	—
Warrants to purchase convertible preferred stock	—	—	103,563
Warrant to purchase common stock	—	—	10,677
Total	20,728,286	9,961,573	63,058,896

The Notes issued in June 2020 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net income per share is computed using the treasury stock method.

15. Retirement Plan

The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $1,000 per participant per year. The Company’s contributions to the 401(k) plan were immaterial for the years ended December 31, 2020, 2019, and 2018.

16. Related Parties

Julie Wainwright, President and Chief Executive Offer, is a board member of the RealReal Foundation, a 501(c)(3) organization, which is not a consolidated entity of the Company. During the year ended December 31, 2019, the Company donated $3.2 million to the RealReal Foundation.