Form 10-Q
period 2021-03-31
TheRealReal, Inc.
filed 2021-05-10
CIK 1573221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 90,809,675 shares of common stock, $0.00001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE REALREAL, INC.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$547,859	$350,846
Short-term investments	—	4,017
Accounts receivable, net	5,994	7,213
Inventory	49,502	42,321
Prepaid expenses and other current assets	15,267	17,072
Total current assets	618,622	421,469
Property and equipment, net	66,637	63,454
Operating lease right-of-use assets	143,331	118,136
Other assets	2,156	2,050
Total assets	$830,746	$605,109
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,260	$14,346
Accrued consignor payable	54,484	57,053
Operating lease liabilities, current portion	15,275	14,999
Other accrued and current liabilities	63,394	61,862
Total current liabilities	142,413	148,260
Operating lease liabilities, net of current portion	140,775	115,084
Convertible senior notes, net	336,112	149,188
Other noncurrent liabilities	1,541	1,284
Total liabilities	620,841	413,816
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 90,675,268 and 89,301,664 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	797,918	723,302
Accumulated other comprehensive income	—	11
Accumulated deficit	(588,014)	(532,021)
Total stockholders’ equity	209,905	191,293
Total liabilities and stockholders’ equity	$830,746	$605,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Consignment and service revenue	$75,082	$65,086
Direct revenue	23,735	12,942
Total revenue	98,817	78,028
Cost of revenue:
Cost of consignment and service revenue	20,114	18,088
Cost of direct revenue	20,365	10,954
Total cost of revenue	40,479	29,042
Gross profit	58,338	48,986
Operating expenses:
Marketing	15,561	12,922
Operations and technology	51,934	40,737
Selling, general and administrative	43,616	35,104
Total operating expenses	111,111	88,763
Loss from operations	(52,773)	(39,777)
Interest income	87	1,286
Interest expense	(3,296)	(20)
Other income (expense), net	17	8
Loss before provision for income taxes	(55,965)	(38,503)
Provision (benefit) for income taxes	28	—
Net loss attributable to common stockholders	$(55,993)	$(38,503)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.44)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	90,044,082	86,588,796

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(55,993)	$(38,503)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(11)	314
Comprehensive loss	$(56,004)	$(38,189)

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	89,301,664	$1	$723,302	$11	$(532,021)	$191,293
Issuance of common stock upon exercise of options	543,963	—	3,973	—	—	3,973
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	829,641	—	—	—	—	—
Stock-based compensation expense	—	—	11,278	—	—	11,278
Purchase of capped calls	—	—	(33,666)	—	—	(33,666)
Equity component of convertible senior notes, net of issuance costs of $3,131	—	—	93,031	—	—	93,031
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(55,993)	(55,993)
Balance as of March 31, 2021	90,675,268	$1	$797,918	$—	$(588,014)	$209,905

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	85,872,320	$1	$693,426	$7	$(354,506)	$338,928
Issuance of common stock upon exercise of options	964,085	—	2,564	—	—	2,564
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	14,289	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Other comprehensive income	—	—	—	314	—	314
Net loss	—	—	—	—	(38,503)	(38,503)
Balance as of March 31, 2020	86,850,694	$1	$699,249	$321	$(393,009)	$306,562

The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,993)	$(38,503)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,435	4,145
Stock-based compensation expense	10,919	3,410
Reduction of operating lease right-of-use assets	4,755	4,121
Bad debt expense	—	455
Accrued interest on convertible notes	1,469	—
Accretion of debt discounts and issuance costs	1,815	—
Other adjustments	5	(184)
Changes in operating assets and liabilities:
Accounts receivable, net	1,219	4,235
Inventory	(7,181)	(1,106)
Prepaid expenses and other current assets	1,769	2,356
Other assets	(106)	(365)
Operating lease liability	(3,983)	(2,721)
Accounts payable	(5,072)	(2,206)
Accrued consignor payable	(2,569)	(19,331)
Other accrued and current liabilities	(547)	(8,865)
Other noncurrent liabilities	257	(412)
Net cash used in operating activities	(47,808)	(54,971)
Cash flow from investing activities:
Purchases of short-term investments	—	(73,280)
Proceeds from maturities of short-term investments	4,000	114,020
Capitalized proprietary software development costs	(2,405)	(1,480)
Purchases of property and equipment	(5,925)	(6,486)
Net cash provided by (used in) investing activities	(4,330)	32,774
Cash flow from financing activities:
Proceeds from issuance of 2028 convertible senior notes, net of issuance costs	278,844	—
Purchase of capped calls	(33,666)	—
Proceeds from exercise of stock options	3,973	2,564
Taxes paid related to restricted stock vesting	—	(151)
Net cash provided by financing activities	249,151	2,413
Net increase (decrease) in cash, cash equivalents and restricted cash	197,013	(19,784)
Cash, cash equivalents, and restricted cash
Beginning of period	350,846	154,446
End of period	$547,859	$134,662

Supplemental disclosures of cash flow information
Cash paid for interest	$7	$4
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,434	2,266
Capitalized proprietary software development costs additions not yet paid in cash	430	756
Issuance costs associated with issuance of 2025 and 2028 convertible senior notes included in other accrued and current liabilities	1,173	—
Stock-based compensation capitalized to proprietary software development costs	359	—

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

Impact of the Coronavirus (“COVID-19”) Pandemic

In the year ended December 31, 2020, the COVID-19 pandemic materially impacted the Company's business operations and results of operations. Operations in the Company’s authentication centers were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. In-person concierge consignment appointments were temporarily suspended. Luxury consignment offices and retail stores were temporarily closed. During the second half of fiscal year 2020, operations capacity was no longer limited by restrictions related to COVID-19 and all luxury consignment offices and retail stores were open. In-person concierge consignment appointments were available as an option for our consignor base and were augmented with virtual appointments.

In the first quarter of fiscal year 2021, the Company resumed in-person concierge consignment appointments in various areas. The authentication centers and retail stores experience intermittent closures to perform safety and cleaning procedures.

The Company believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents as of March 31, 2021 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. The Company’s functional and reporting currency is the U.S. dollar.

The condensed balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and stockholders’ equity, and cash flows for the periods presented.

Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to reclassify loss (gain) on retirement of property and equipment, accretion of unconditional grant liability, and amortization of premiums (discounts) on short-term investments to other adjustments within operating cash flows in the Condensed Statements of Cash Flows.

These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on March 1, 2021.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, valuation of inventory, software development costs, incremental borrowing rates related to lease liability, fair value of the liability component of convertible senior notes, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

The Company’s convertible senior notes are participating securities as they give the holders the right to receive dividends if dividends or distributions declared to the common stockholders is equal to or greater than the last reported sale price of the Company’s common stock on the trading day immediately preceding the ex-dividend date for such dividend or distribution as if the instruments had been converted into shares of common stock. No undistributed earnings were allocated to the participating securities as the contingent event is not satisfied as of the reporting date.

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

The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2021 and 2020.

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

Contract Liabilities

The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of March 31, 2021 and December 31, 2020. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the Company had no restricted cash.

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

Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity, of which there were none as of March 31, 2021 and December 31, 2020. The Company evaluates its short-term investments periodically for possible impairment. If the Company determines that an investment with an amortized cost basis in excess of estimated fair value is caused by expected credit losses, the expected credit loss on the investment is recognized in Other income and expense, net. As of March 31, 2021 and December 31, 2020, the Company had not recorded any impairments due to credit loss.

Inventory

Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were not material for the three months ended March 31, 2021 and 2020.

Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $14.5 million and $18.3 million as of March 31, 2021 and December 31, 2020, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $3.4 million and $7.4 million as of March 31, 2021 and December 31, 2020, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.

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

Leases

Contracts that have been determined to convey the right to use an identified asset are evaluated for classification as an operating or finance lease. For the Company’s operating leases, the Company records a lease liability based on the present value of the lease payments at lease inception, using the applicable incremental borrowing rate. The Company estimates the incremental borrowing rate by developing its own synthetic credit rating, corresponding yield curve, and the terms of each lease at the lease commencement date. The corresponding right-of-use asset is recorded based on the corresponding lease liability at lease inception, adjusted for payments made to the lessor at or before the commencement date, initial direct costs incurred and any tenant incentives allowed for under the lease. The Company does not include optional renewal terms or early termination provisions unless the Company is reasonably certain such options would be exercised at the inception of the lease. Operating lease right-of-use assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion are included on the Company’s condensed balance sheets.

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

Convertible Senior Notes, net

Convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.

Capped Call Transactions

In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 6). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.

Debt Issuance Costs

Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the condensed balance sheets as a direct deduction from the associated debt. A portion of debt issuance costs incurred in connection with the convertible senior notes issued in June 2020 and March 2021 was related to the equity component and was recorded as a reduction to additional paid in capital and is not amortized to interest expense over the estimated life of the related debt.

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

As of March 31, 2021 and December 31, 2020, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2021 and 2020.

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

Note 3. Cash, Cash Equivalents and Short-term Investments

The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$343,491	$—	$—	$343,491
Money market funds	204,368	—	—	204,368
Total cash and cash equivalents	$547,859	$—	$—	$547,859

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$150,520	$—	$—	$150,520
Money market funds	200,326	—	—	200,326
Total cash and cash equivalents	$350,846	$—	$—	$350,846
Short-term investments:
Corporate bonds	$4,006	$11	$—	$4,017
Total short-term investments	$4,006	$11	$—	$4,017

As of December 31, 2020, the contractual maturity for the short-term investments is less than one year. For the three months ended March 31, 2021 and 2020, the Company recognized no material realized gains or losses on short-term investments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $204.4 million. Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table.

The following table provides the financial instruments measured at fair value (in thousands) as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets (1)
Short-term investments:
Corporate bonds	$—	$4,017	$—	$4,017
Total short-term investments	$—	$4,017	$—	$4,017

(1)

Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table. The amounts of the money market funds (in thousands) was $200,326 at 12/31/20.

Fair Value Measurements of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	March 31, 2021
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$150.3	$186.1
2028 Convertible senior notes	$185.8	$286.4

The principal amounts of the 2025 convertible senior notes and the 2028 convertible senior notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs and the unamortized debt discount (See Note 6).

As of March 31, 2021, the fair value of the 2025 convertible senior notes and the 2028 convertible senior notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period. Based on the closing price of the Company’s common stock on March 31, 2021, the if-converted values of the 2025 Notes exceeded the principal amounts by $47.1 million.

Note 5. Condensed Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Proprietary software	$27,075	$24,218
Furniture and equipment	30,485	27,687
Automobiles	668	668
Leasehold improvements	55,748	52,828
	113,976	105,401
Less: accumulated depreciation and amortization	(47,339)	(41,947)
Property and equipment, net	$66,637	$63,454

Depreciation and amortization expense on property and equipment was $5.4 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively.

Other Accrued and Current Liabilities

Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Returns reserve	$14,479	$18,327
Accrued compensation	16,786	13,406
Accrued marketing and outside services	9,947	10,790
Site credit liability	6,159	5,475
Accrued sales tax and other taxes	7,246	6,870
Deferred revenue	2,008	1,617
Accrued interest	1,685	216
Other	5,084	5,161
Other accrued and current liabilities	$63,394	$61,862

Note 6. Convertible Senior Notes, Net

2025 Convertible Senior Notes

In June 2020, the Company issued an aggregate principal of $172.5 million of its 3.00% Convertible Senior Notes due 2025 (2025 Notes), pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes include $22.5 million in aggregate principal amount of the 2025 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted.

The Company received net proceeds from the 2025 Notes offering of approximately $165.8 million, after deducting the initial purchasers’ discount and commission and offering expenses. The Company used approximately $22.5 million of the net proceeds from the 2025 Notes offering to fund the net cost of entering into the capped call transactions described below. The Company intends to use the remainder of the net proceeds for general corporate purposes.

The 2025 Notes accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The initial conversion rate applicable to the 2025 Notes is 56.2635 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $17.77 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2025 Notes in connection with such corporate event.

The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2023 if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Prior to March 15, 2025, the 2025 Notes will be convertible only under the following circumstances:

•

During any calendar quarter (and only during such calendar quarter) beginning after September 30, 2020, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;

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

On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of March 31, 2021.

The 2025 Notes are unsecured and unsubordinated obligations of the Company and will rank senior in right of payment to any of future indebtedness of the Company that is expressly subordinated in right of payment to the 2025 Notes; rank equal in right of payment to any existing and future unsecured indebtedness of the Company that is not so subordinated; be effectively subordinated in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all existing and future indebtedness and other liabilities and obligations incurred by future subsidiaries of the Company.

If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes then outstanding to become due and payable immediately.

In accounting for the issuance of the 2025 Notes, the Company separately accounted for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to Company’s ability to settle the 2025 Notes in cash, its common stock, or a combination of cash and common stock at Company’s option. The allocation was done by first estimating the fair value of the liability component and the residual value was assigned to the equity component. The value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature using a discounted cash flow approach to derive the value of a debt instrument using the expected cash flows and the estimated yield related to the convertible notes. The interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million, with a corresponding amount recorded as a discount on the initial issuance of the 2025 Notes of approximately $19.8 million. The debt discount was recorded to equity and is being amortized to the debt liability over the life of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The net carrying amount of the liability component of the 2025 Notes was as follows:

	March 31, 2021	December 31, 2020
Principal	$172,500	$172,500
Unamortized debt discount	(17,074)	(17,945)
Unamortized debt issuance costs	(5,105)	(5,367)
Net carrying amount	$150,321	$149,188

The net carrying amount of the equity component of the 2025 Notes was as follows:

March 31, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020

In connection with the issuance of the 2025 Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs initially allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2025 Notes or approximately its five-year term. The effective interest rate on the liability component of the 2025 Notes for the period from the date of issuance through March 31, 2021 was 6.4%.

The following table sets forth the amounts recorded in interest expense related to the 2025 Notes:

Three Months Ended March 31, 2021
Contractual interest expense	$1,294
Amortization of debt discount	871
Amortization of debt issuance costs	263
Total interest and amortization expense	$2,428

Future minimum payments under the 2025 Notes as of March 31, 2021, are as follows:

Fiscal Year	Amount
Remainder of 2021	$5,175
2022	5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	195,788
Less amounts representing interest	(23,288)
Total principal amount	$172,500

2028 Convertible Senior Notes

In March 2021, the Company issued an aggregate principal of $287.5 million of its 1.00% Convertible Senior Notes due 2028, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2028 Notes issued in the Note Offering include $37.5 million in aggregate principal amount of the 2028 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted.

The Company received net proceeds from the 2028 Notes offering of approximately $278.1 million, after deducting the initial purchasers’ discount and commission and offering expenses. The Company used approximately $33.7 million of the net proceeds from the 2028 Notes offering to fund the net cost of entering into the capped call transactions described below. The Company intends to use the remainder of the net proceeds for general corporate purposes.

The 2028 Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The initial conversion rate applicable to the 2028 Notes is 31.4465 shares of common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $31.80 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2028 Notes in connection with such corporate event.

The 2028 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 5, 2025 if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Prior to December 1, 2027, the 2028 Notes will be convertible only under the following circumstances:

•

During any calendar quarter (and only during such calendar quarter) beginning after June 30, 2021, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;

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

On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock.

The 2028 Notes are unsecured and unsubordinated obligations of the Company and will rank senior in right of payment to any of future indebtedness of the Company that is expressly subordinated in right of payment to the 2028 Notes; rank equal in right of payment to any existing and future unsecured indebtedness of the Company that is not so subordinated; be effectively subordinated in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all existing and future indebtedness and other liabilities and obligations incurred by future subsidiaries of the Company.

If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the 2028 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of notes then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Notes then outstanding to become due and payable immediately.

In accounting for the issuance of the 2028 Notes, the Company separately accounted for the liability and equity components of the 2028 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to Company’s ability to settle the 2028 Notes in cash, its common stock, or a combination of cash and common stock at Company’s option. The allocation was done by first estimating the fair value of the liability component and the residual value was assigned to the equity component. The value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The interest rate of 7.18% was used to compute the initial fair value of the liability component of $191.3 million, with a corresponding amount recorded as a discount on the initial issuance of the 2028 Notes of approximately $96.2 million. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The net carrying amount of the liability component of the 2028 Notes was as follows:

March 31, 2021
Principal	$287,500
Unamortized debt discount	(95,522)
Unamortized debt issuance costs	(6,188)
Net carrying amount	$185,790

The net carrying amount of the equity component of the 2028 Notes was as follows:

March 31, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031

In connection with the issuance of the 2028 Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $3.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $6.2 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2028 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Notes for the period from the date of issuance through March 31, 2021 was 7.5%.

The following table sets forth the amounts recorded in interest expense related to the 2028 Notes from the date of issuance through March 31, 2021:

Three Months Ended March 31, 2021
Contractual interest expense	$176
Amortization of debt discount	640
Amortization of debt issuance costs	41
Total interest and amortization expense	$857

Future minimum payments under the 2028 Notes as of March 31, 2021, are as follows:

Fiscal Year	Amount
Remainder of 2021	$1,382
2022	2,875
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	307,569
Less amounts representing interest	(20,069)
Total principal amount	$287,500

Capped Call Transactions with Respect to the 2025 and 2028 Notes

In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, the Company entered into capped call transactions (2025 Capped Calls and 2028 Capped Calls) with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million and $33.7 million in connection with the 2025 Capped Calls and 2028 Capped Calls to the Counterparties, respectively. The 2025 Capped Calls and 2028 Capped Calls cover approximately 9,705,454 shares and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 and 2028 Notes, respectively. The 2025 and 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 and 2028 Notes, and are exercisable upon conversion of the 2025 and 2028 Notes. The 2025 and 2028 Capped Calls

are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the 2025 and 2028 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2025 and 2028 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components commencing on April 16, 2025 with the last component scheduled to expire on June 12, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.

The cap price of the 2025 Capped Call is initially $27.88 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the 2028 Capped Call is initially $48.00 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions. The Company expects to receive from the Counterparties a number of shares of the Company’s common stock or, at the Company’s election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of the Company’s common stock relating to the 2025 and 2028 Capped Calls being exercised.

These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million and $33.7 million related to the premium payments for the 2025 and 2028 Capped Call transactions.

Note 7. Share-based Compensation Plans

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

Employee Stock Purchase Plan

In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (ESPP). The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense. The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares. These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase in the shares available for grant under the ESPP by 858,723 shares. The initial offering period ran from May 15, 2020 to November 14, 2020. There were no shares purchased by employees under the ESPP during the three months ended March 31, 2021 and 2020. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of March 31, 2021, total unrecognized compensation costs related to the 2019 ESPP was $0.1 million which will be amortized over a weighted average period of 0.1 years.

Stock-based Compensation

Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketing	$736	$188
Operations and technology	4,696	1,478
Selling, general and administrative	5,487	1,744
Total	$10,919	$3,410

During the three months ended March 31, 2021, the Company capitalized $0.4 million of stock-based compensation expense to proprietary software. During the three months ended March 31, 2020, we did not capitalize any stock-based compensation expense.

Note 8. Leases

The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.

The Company recorded operating lease costs of $7.3 million and $6.0 million for the three months ended March 31, 2021 and 2020, respectively. The Company also incurred $1.3 million and $0.9 million of variable lease costs for the three months ended March 31, 2021 and 2020, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.

Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$17,216
2022	26,796
2023	25,388
2024	25,134
2025	25,810
Thereafter	78,814
Total future minimum payments	$199,158
Less: Imputed interest	(43,108)
Present value of operating lease liabilities	$156,050

As of March 31, 2021, the Company has entered into operating lease agreements that have not yet commenced. The Company will determine the classification at the commencement date for each lease, but currently expects these leases to be classified as operating leases. Pending execution of the landlord's obligations to prepare leased spaces for occupancy, the Company expects these leases to commence on various dates in the year ended December 31, 2021.

As of March 31, 2021, the Company’s estimated undiscounted lease payments for leases that have not yet commenced were as follows (in thousands):

Fiscal Year	Lease payments for leases not yet commenced
Remainder of 2021	$342
2022	725
2023	760
2024	692
2025	575
Thereafter	1,907
Total undiscounted lease payments expected to be capitalized	$5,001

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flows used for operating leases	$6,541	$4,597
Operating lease assets obtained in exchange for operating lease liabilities	$29,950	$18,122

The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2021
Weighted average remaining lease term	7.6 years
Weighted average discount rate	6.6%

The Company has leases for certain vehicles that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle leases are immaterial as of March 31, 2021 and December 31, 2020.

Note 9. Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2023. As of March 31, 2021, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.

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

Interest expense related to the accretion of the grant liability was not material in the three months ended March 31, 2021 and 2020. As of March 31, 2021, there was no outstanding liability, as the final annual installment of $0.5 million was made during the three months ended March 31, 2021. As of December 31, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities on the condensed balance sheets.

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

On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On

November 3, 2020, with the court’s permission, the Company filed a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. That motion was granted on February 24, 2021, permitting the Company to file its amended pleading. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaims on February 25, 2021. On March 8, 2021, Chanel filed a motion to dismiss the Company’s counterclaims and to strike one of the Company’s affirmative defenses. The Company filed its opposition to Chanel’s motion on April 1, 2021. A decision on that motion is pending. A joint stipulation and order staying the case for three months was entered on April 5, 2021, while the parties attempt mediation. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the Amended and Consolidated Complaint in the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware. The derivative complaints allege factual allegations largely tracking the above referenced lawsuits. The two derivative cases have been consolidated and the consolidated case has been stayed. While the Company intends to vigorously defend against the litigation described above, the cases are at a very early stage and there can be no assurance that the Company will be successful in its defense. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this litigation.

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

Note 10. Income Taxes

The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The Company has reviewed all positive and negative evidence associated with the realizability of its deferred tax assets, and continues to maintain a full valuation allowance as of March 31, 2021.

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

Note 11. Net Loss Per Share Attributable to Common Stockholders

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(55,993)	$(38,503)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	90,044,082	86,588,796
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.44)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2021	2020
Options to purchase common stock	4,807,661	7,988,747
Restricted stock units	6,784,012	1,752,275
Estimated shares issuable under the Employee Stock Purchase Plan	61,766	—
Assumed conversion of the Convertible Senior Notes	18,746,323	—
Total	30,399,762	9,741,022

The Convertible Senior Notes issued in June 2020 and in March 2021 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net loss per share is computed on an as-converted basis.

Note 12. Subsequent Events

Revolving Credit Agreement

In April 2021, the Company entered into a loan and security agreement with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.

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

We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge in-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 18.4 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.

The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.

•

Consignment and service revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2021 and 2020, our overall take rate on consigned goods was 34.3% and 36.2%, respectively. The decrease in our take rate was due to the higher sales mix of lower take rate categories such as handbags, fine jewelry, and sneakers. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.

•

Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.

We generate revenue from orders processed through our website, mobile app and retail stores located in New York City, Los Angeles, Chicago, Palo Alto, Newport Beach, Greenwich, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 22.6 million members as of March 31, 2021. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through March 31, 2021, we have cumulatively paid more than $1.9 billion in commissions to our consignors. Our GMV increased by 27% to $327.3 million from $257.6 million in the three months ended March 31, 2021 and 2020, respectively. Additionally, NMV increased by 32% to $244.2 million from $184.6 million as returns decreased year over year primarily due to a higher mix of non-returnable items, including handbags and certain promoted items. Our total revenue increased by 27% to

$98.8 million from $78.0 million in the three months ended March 31, 2021 and 2020, respectively. In the three months ended March 31, 2021 and 2020, our gross profit was $58.3 million and $49.0 million, respectively, representing an increase of 19%. See “—Impact of COVID-19 on our Business” below.

Impact of COVID-19 on Our Business

In the year ended December 31, 2020, the COVID-19 pandemic adversely impacted our business operations and results. Operations in the Company’s fulfillment facilitates were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. In-person concierge consignment appointments were temporarily suspended and our retail stores and luxury consignment offices were temporarily closed. GMV decreased in 2020 due to the adverse impacts of the COVID-19 pandemic on our business. During the second half of 2020, operations capacity was no longer limited by restrictions related to COVID-19 and all luxury consignment offices and retail stores were open. In-person concierge consignment appointments were available as an option for our consignor base and were augmented with virtual appointments.

In the three months ended March 31, 2021, the Company resumed in-person concierge consignment appointments. GMV trends have improved significantly as GMV increased approximately 27% in the three months ended March 31, 2021 compared to the same period last year. Despite the continuing impact of COVID-19 on the overall economy, we also saw growth in active buyers.

While government restrictions have in many locations been removed or eased, the future impact of the COVID-19 pandemic remains highly uncertain, and our business and results of operations, including our net revenues, earnings and cash flows, could be adversely impacted. We are continuing to closely monitor the effects of the ongoing pandemic and its impact on our business. Travel and border closures do not significantly affect our business as we operate a U.S. focused marketplace.

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

We also do not expect the pandemic to affect the assets on our condensed balance sheets and our ability to timely account for those assets. We evaluate our estimates and assumptions used in preparing our financial statements on an ongoing basis. We do not anticipate any material impairments with respect to inventory, long-lived assets, right-of-use assets, or changes in accounting judgments that would have a material impact on our financial statements.

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

Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 18.4 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended March 31, 2021 was 84% as compared to 82% for the three months ended March 31, 2020.

Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced high buyer satisfaction, as evidenced by our buyer net promoter score of 71 in 2020.

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of March 31, 2021, 13% of our buyers had become consignors and 56% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.

Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. We secured leases on more than half of this space in 2018. In October 2020, we secured a lease in Arizona for an additional authentication center and incurred occupancy costs upon taking possession during the three months ended March 31, 2021. The market for real estate to support operations centers such as ours is competitive, and we plan to continue to secure and efficiently bring online additional capacity to support future growth. In 2017 and 2018, we opened our flagship retail stores in New York and Los Angeles. We opened a second retail store with a smaller footprint in New York in May 2019. We opened two additional flagship stores in 2020 in San Francisco and Chicago, and a neighborhood store in Palo Alto. Additionally, we opened three neighborhood stores in Newport Beach, New York City, and Greenwich during the three months ended March 31, 2021. We intend to open additional retail stores in the future. In addition to scaling our physical infrastructure, growing our single-SKU business operations and developing our SKU-depth capabilities require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We invest substantially in technology to automate our operations and support growth. We continue to strategically invest in technology despite the difficult operating environment resulting from COVID-19, as innovation positions us to scale and support growth once the economy normalizes.

Seasonality. Before the COVID-19 pandemic, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes. However, the adverse impacts of COVID-19 on our business have made it difficult to evaluate the impact of seasonality in our business.

Key Financial and Operating Metrics

The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands, except AOV and percentages)
GMV	$327,327	$257,606
NMV	$244,162	$184,625
Number of Orders	690	574
Take Rate	34.3%	36.2%
Active Buyers	687	602
AOV	$474	$449

GMV

GMV, or gross merchandise value, represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. We believe this is the primary measure of the scale and growth of our online marketplace and the key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2 - Summary of Significant Accounting Policies -Revenue Recognition - Consignment and Service Revenue.

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

Take Rate

Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. Our take rate structure is a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors start at a 55% commission (which equals a 45% take rate for us) and can earn up to a 70% commission. This tiered structure applies unless it is overridden by a commission exception.

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

Adjusted EBITDA

Adjusted EBITDA means net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, employer payroll tax on employee stock transactions, and certain one-time expenses. The employer payroll tax expense related to employee stock transactions are tied to the vesting or exercise of underlying equity awards and the price of our common stock at the time of vesting, which may vary from period to period independent of the operating performance of our business. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA Reconciliation:
Net loss	$(55,993)	$(38,503)
Depreciation and amortization	5,435	4,145
Stock-based compensation	10,919	3,410
Payroll taxes expense on employee stock transactions(1)	506	—
Legal settlement	288	1,110
Interest income	(87)	(1,286)
Interest expense	3,296	20
Other (income) expense, net	(17)	(8)
Provision for income taxes	28	—
Adjusted EBITDA	$(35,625)	$(31,112)

(1) We exclude employer payroll tax expense related to employee stock-based transactions because we believe that excluding this item provides meaningful supplemental information regarding our operating results. In particular, this expense is dependent on the price of our common stock at the time of vesting or exercise, which may vary from period to period, and other factors that are beyond our control and do not correlate to the operation of the business. When evaluating the performance of our business and making operating plans, we do not consider these items. Similar charges were not adjusted in prior periods as they were not material.

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

•

Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept out of policy returns from buyers. Additionally, we make direct purchases from businesses and consignors. We recognize direct revenue upon shipment based on the gross purchase price paid by buyers, net of allowances for product returns, buyer incentives and adjustments.

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

Selling, General and Administrative

Selling, general and administrative expense is principally comprised of personnel-related costs for our sales professionals and employees involved in finance and administration. Selling, general and administrative expense also includes allocated facilities and overhead costs and professional services, including accounting and legal advisors. While these expenses may vary from year to year as a percentage of revenue, we expect these expenses to decrease as a percentage of revenue over the longer term.

Provision for Income Taxes

Our provision for income taxes consists primarily of state minimum taxes in the United States. We have a full valuation allowance for our net deferred tax assets primarily consisting of net operating loss carryforwards, accruals and reserves, stock-based compensation, fixed assets, and other book-to-tax timing differences. We expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020
Revenue:
Consignment and service revenue	$75,082	$65,086
Direct revenue	23,735	12,942
Total revenue	98,817	78,028
Cost of revenue:
Cost of consignment and service revenue	20,114	18,088
Cost of direct revenue	20,365	10,954
Total cost of revenue	40,479	29,042
Gross profit	58,338	48,986
Operating expenses:
Marketing	15,561	12,922
Operations and technology	51,934	40,737
Selling, general and administrative	43,616	35,104
Total operating expenses	111,111	88,763
Loss from operations	(52,773)	(39,777)
Interest income	87	1,286
Interest expense	(3,296)	(20)
Other income (expense), net	17	8
Loss before provision for income taxes	(55,965)	(38,503)
Provision (benefit) for income taxes	28	—
Net loss	$(55,993)	$(38,503)

	Three Months Ended March 31,
	2021	2020
Revenue:
Consignment and service revenue	76.0%	83.4%
Direct revenue	24.0	16.6
Total revenue	100.0	100.0
Cost of revenue:
Cost of consignment and service revenue	20.4	23.2
Cost of direct revenue	20.6	14.0
Total cost of revenue	41.0	37.2
Gross profit	59.0	62.8
Operating expenses:
Marketing	15.7	16.6
Operations and technology	52.6	52.2
Selling, general and administrative	44.1	45.0
Total operating expenses	112.4	113.8
Loss from operations	(53.4)	(51.0)
Interest income	0.1	1.6
Interest expense	(3.3)	—
Other income (expense), net	—	—
Loss before provision for income taxes	(56.7)	(49.3)
Provision (benefit) for income taxes	—	—
Net loss	(56.7)%	(49.3)%

Comparison of the Three Months Ended March 31, 2021 and 2020

Consignment and Service Revenue

Consignment and service revenue increased by $10.0 million, or 15%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in revenue was driven primarily by a 27% increase in GMV, partially offset by a decrease in take rate and an increase in buyer incentives. GMV growth was driven by a 20% increase in orders and a 6% increase in AOV. Our take rate decreased to 34.3% from 36.2% in the three months ended March 31, 2021 compared to the same period last year due to the higher sales mix of lower take rate categories such as handbags, fine jewelry, and sneakers. Buyer incentives increased by $4.1 million, or 98%, in the three months ended March 31, 2021 compared to the same period last year, due to elevated redemption rates during the three months ended March 31, 2021 for buyer incentives issued during the fourth quarter of 2020.

Direct Revenue

Direct revenue increased by $10.8 million, or 83%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors, along with higher sales of aged inventory primarily resulting from out of policy returns. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. We expect direct revenue as a percent of total revenue to vary from period to period and our mix of direct revenue as a percentage of total GMV could increase in 2021.

Cost of Consignment and Service Revenue

Cost of consignment and service revenue increased by $2.0 million, or 11%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business. Gross margin increased by 1.0% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to an overall improvement in shipping costs.

Cost of Direct Revenue

Cost of direct revenue increased by $9.4 million, or 86%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Gross margin decreased by 1.2% for the three months ended March 31, 2021 compared to the same periods last year, primarily due to lower product margins on sales of aged inventory.

Marketing

Marketing expense increased by $2.6 million, or 20%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to increased advertising costs as we seek to grow the number of buyers and consignors.

As a percent of revenue, marketing expense decreased to 15.7% from 16.6% in the three months ended March 31, 2021 and 2020, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Operations and Technology

Operations and technology expense increased by $11.2 million, or 27%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense and higher occupancy costs due to the inclusion of our additional retail stores and authentication center in Arizona.

As a percent of revenue, operations and technology expense increased to 52.6% from 52.2% in the three months ended March 31, 2021 and 2020, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

Selling, general and administrative expense increased by $8.2 million, or 23%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense, offset by a decrease in legal charges due to a $1.1 million settlement in the three months ended March 31, 2020.

As a percent of revenue, selling, general and administrative expense decreased to 44.1% from 45.0% in the three months ended March 31, 2021 and 2020, respectively. These expenses may vary from period to period as a percentage of revenue.

Interest Income

Interest income decreased $1.2 million, or 93%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to lower rates and lower average investment balances.

Interest Expense

Interest expense increased $3.3 million, and over 100%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the contractual interest expense and amortization of the debt discount related to the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.

Other Income (Expense), Net

Other income (expense), net was flat in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had unrestricted cash and cash equivalents of $547.9 million and an accumulated deficit of $588.0 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of 3% convertible senior notes due 2025 and the related cap call transactions. In March 2021, we received net proceeds of $244.5 million from the issuance of the 1% convertible senior notes due in 2028 and the related cap call transactions.

We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the challenges presented by COVID-19 and invest in expansion activities in the longer term. We believe our existing cash and cash equivalents as of March 31, 2021 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(47,808)	$(54,971)
Investing activities	(4,330)	32,774
Financing activities	249,151	2,413
Net increase (decrease) in cash, cash equivalents and restricted cash	$197,013	$(19,784)

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $47.8 million, which consisted of a net loss of $56.0 million, adjusted by non-cash charges of $24.4 million and cash outflows due to a net change of $16.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an increase of $7.2 million in inventory, a decrease of $5.1 million in accounts payable, a decrease of $4.0 million in operating lease liability, and a decrease of $2.6 million in accrued consignor payable.

During the three months ended March 31, 2020, net cash used in operating activities was $55.0 million, which consisted of a net loss of $38.5 million, adjusted by non-cash charges of $11.9 million and cash outflows due to a net change of $28.4 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to decreases of $19.3 million in accrued consignor payable and $8.9 million increase in other accrued and current liabilities, partially offset by cash inflows due to a decrease of $4.2 million in accounts receivable.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $4.3 million, which consisted of $4.0 million proceeds from maturities on short-term investment, partially offset by $5.9 million for purchases of property and equipment, net, including leasehold improvements and $2.4 million for capitalized proprietary software development costs.

During the three months ended March 31, 2020, net cash provided by investing activities was $32.8 million, which consisted of $114.0 million proceeds from maturities on short-term investments partially offset by $73.3 million for purchases of short-term investments, $6.5 million for purchases of property and equipment, net, including leasehold improvements, and $1.5 million for capitalized proprietary software development costs.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $249.2 million, which primarily consisted of proceeds of $278.8 million from the issuance of the 1.00% convertible senior notes, net of issuance costs, $4.0 million from the exercise of stock options partially offset by $33.7 million for the purchase of capped calls related to the Notes issuance.

During the three months ended March 31, 2020, net cash provided by financing activities was $2.4 million, which primarily consisted of $2.6 million from the exercise of stock options and warrants partially offset $0.2 million for taxes paid related to restricted stock vesting.

Convertible Senior Notes

As of March 31, 2021, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.

The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, at an initial conversion rate of 56.2635 shares of our common stock per $1,000 principal amount of the convertible senior notes, which is equivalent to an initial conversion price of approximately $17.77 per share of our common stock. The initial conversion price of the notes represents a premium of approximately 27.5% over the $13.94 closing price of our common stock on June 10, 2020. The 2028 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, at an initial conversion rate of 31.4465 shares of our common stock per $1,000 principal amount of the convertible senior notes, which is equivalent to an initial conversion price of approximately $31.80 per share of our common stock. The initial conversion price of the notes represents a premium of approximately 32.5% over the $24.00 closing price of our common stock on March 3, 2021.

In connection with the convertible senior notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the convertible senior notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2025 Notes was initially $27.88 per share, which represents a premium of 100.0% over the closing price of our common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.

For additional details related to our convertible senior notes, please see “Note 6 – Convertible Senior Notes, net” to the condensed financial statements included in this report.

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

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

As of March 31, 2021, we had unrestricted cash and cash equivalents of approximately $547.9 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.

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

PART II—OTHER INORMATION

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies. See “Note 9—Commitments and Contingencies”.

In November 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On November 3, 2020, with the court’s permission, the Company filed a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. That motion was granted on February 24, 2021, permitting the Company to file its amended pleading. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaims on February 25, 2021. On March 8, 2021, Chanel filed a motion to dismiss the Company’s counterclaims and to strike one of the Company’s affirmative defenses. The Company filed its opposition to Chanel’s motion on April 1, 2021. A decision on that motion is pending. A joint stipulation and order staying the case for three months was entered on April 5, 2021, while the parties attempt mediation. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the Amended and Consolidated Complaint in the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint and the Second Amended Complaint in federal court each allege claims under the Securities Act on behalf of a purported class of shareholders who acquired our stock pursuant to or traceable to the registration statement for our IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased our stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs.  On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware.  The derivative complaints allege factual allegations largely tracking the above referenced lawsuits. The two derivative cases have been consolidated and the consolidated case has been stayed. While we intend to vigorously defend against the litigation described above, the cases are at a very early stage and there can be no assurance that we will be successful in our defense. For this same reason, we cannot currently estimate the loss or the range of possible losses we may experience in connection with this litigation.

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

Item 1A. Risk Factors.

The Company has reviewed and updated its risk factors as previously disclosed in its 2020 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2020 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to the COVID-19 Pandemic

Our operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

We currently have four authentication centers, one in California and three in New Jersey and will be opening one in Arizona in the near future. In addition, we operate a growing number of retail stores in select locations in the United States. For consignors, we also provide drop off of consigned goods at any one of our numerous luxury consignment offices (“LCOs”). In response to the COVID-19 pandemic, state and local governments have imposed significant limitations on business operations. As of the date of this filing, our authentication centers, retail stores and LCOs are all operating subject to certain restrictions, such as modified operating models and hours and enhanced safety and cleaning protocols. We have also taken actions to facilitate the continued operation of our business, including implementing social distancing measures, offering virtual consignment appointments to augment our concierge service, providing curbside pick-up for both our consignors and buyers, and enabling employees to work remotely to the extent possible. In addition to these operational challenges, the COVID-19 pandemic also threatens the health of our employees, consignors and buyers. Our business is critically dependent on our employees who staff our facilities and stores. It is unclear whether further limitations will be imposed in the near future due to the current resurgence of the COVID-19 virus and any new variants. The nature, scope and duration of the effects of the COVID-19 pandemic on our operations is highly uncertain and could have a material adverse effect on our business and operating results.

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

We experienced net losses of $75.8 million, $98.4 million, $175.8 million, and $56.0 million in 2018, 2019, 2020, and the three months ended March 31, 2021 respectively, and as of March 31, 2021 we had an accumulated deficit of $588.0 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.

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

Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our LCOs.  We also reach new consignors through paid advertising, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Due to the COVID-19 pandemic, we have modified our concierge consultation method for consigning luxury goods to operate on a “no contact” basis. It is unclear what impact this modified “no contact” concierge consultation method will have on our operations and these new and existing consignors may not be as willing, or willing at all, to utilize our other methods for consignment. We have also added a buy upfront program in an effort to generate additional supply. The effectiveness of this program, including its commission structure, is still uncertain. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business would be adversely affected.

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

In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 and in March 2021 we issued $287.5 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028, each in an offering exempt from registration.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 6, the Company and its CFO, Matt Gustke, mutually decided that Mr. Gustke would leave the Company. It is currently anticipated that Mr. Gustke will continue to serve as the Company's CFO until the end of 2021 or until a successor is appointed. Upon departure, Mr. Gustke will be entitled to receive the severance benefits, described below, under the Company's Severance and CIC Agreement.

On May 5, 2021, the Company's board of directors approved a form of Severance and Change in Control Agreement (the "Severance and CIC Agreement") for our executive officers, including our named executive officers. The Severance and CIC Agreement provides for severance, in the event of a termination of employment without cause or a resignation for good reason, in the form of: (i) twelve (12) months' salary continuation for our CEO and six (6) months' salary continuation for our other executive officers; and (ii) a lump sum payment equal to twelve (12) months' COBRA premiums for our CEO and six (6) months' COBRA premiums for our other executives. In the event of a termination without cause or a resignation for good reason, in each case, within three (3) months prior or twelve (12) months following a change in control, the  Severance and CIC Agreement provides severance in the form of: (i) eighteen (18) months' salary continuation for our CEO and twelve (12) months' salary continuation for our other executive officers; (ii) a lump sum payment equal to eighteen (18) months' COBRA premiums for our CEO and twelve (12) months' COBRA premiums for our other executives; (iii) target annual cash incentive bonus and (iv) full acceleration of outstanding equity awards. The term of the Severance and CIC Agreement is three (3) years. As part of the Severance and CIC Agreement each of our executive officers will agree to customary non-competition and non-solicitation covenants that run through the date ending twelve (12) months following termination from the Company. The form of Severance and CIC is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on May 5, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: May 10, 2021	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer