Form 10-Q
period 2021-06-30
TheRealReal, Inc.
filed 2021-08-09
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-38953
___________________________________________________
The RealReal, Inc.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________________

Delaware	45-1234222
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Francisco Street Suite 600 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)
(855) 435-5893
(Registrant’s telephone number, including area code)
__________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, the registrant had 91,567,545 shares of common stock, $0.00001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “will”, “expects,” “plans,” “anticipates,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (SEC). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of the COVID-19 pandemic;
•our ability to effectively manage or sustain our growth and to effectively expand our operations;
•our strategies, plans, objectives and goals;
•the market demand for authenticated, pre-owned luxury goods and new and pre-owned luxury goods in general and the online market for luxury goods;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to attract and retain consignors and buyers;
•our ability to increase the supply of luxury goods offered through our online marketplace;
•our ability to timely and effectively scale our operations;
•our ability to enter international markets
•our ability to optimize, operate and manage our authentication centers;
•our ability to develop and protect our brand;
•our ability to comply with laws and regulations;
•our expectations regarding outstanding litigation;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•economic and industry trends, projected growth or trend analysis;
•seasonal sales fluctuations;
•our ability to add capacity, capabilities and automation to our operations; and
•our ability to attract and retain key personnel.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be
ii

material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$491,648	$350,846
Short-term investments	—	4,017
Accounts receivable, net	5,808	7,213
Inventory	59,078	42,321
Prepaid expenses and other current assets	17,634	17,072
Total current assets	574,168	421,469
Property and equipment, net	78,157	63,454
Operating lease right-of-use assets	141,360	118,136
Other assets	2,816	2,050
Total assets	$796,501	$605,109
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,533	$14,346
Accrued consignor payable	55,035	57,053
Operating lease liabilities, current portion	15,610	14,999
Other accrued and current liabilities	76,669	61,862
Total current liabilities	160,847	148,260
Operating lease liabilities, net of current portion	139,419	115,084
Convertible senior notes, net	340,194	149,188
Other noncurrent liabilities	1,762	1,284
Total liabilities	642,222	413,816
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 91,459,505 and 89,301,664 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	813,015	723,302
Accumulated other comprehensive income	—	11
Accumulated deficit	(658,737)	(532,021)
Total stockholders’ equity	154,279	191,293
Total liabilities and stockholders’ equity	$796,501	$605,109
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Consignment and service revenue	$82,452	$46,768	$157,534	$111,854
Direct revenue	22,460	10,523	46,195	23,466
Total revenue	104,912	57,291	203,729	135,320
Cost of revenue:
Cost of consignment and service revenue	21,524	12,860	41,638	30,949
Cost of direct revenue	19,975	8,760	40,340	19,714
Total cost of revenue	41,499	21,620	81,978	50,663
Gross profit	63,413	35,671	121,751	84,657
Operating expenses:
Marketing	13,109	9,639	28,670	22,561
Operations and technology	59,837	36,543	111,771	77,280
Selling, general and administrative	44,264	32,559	87,592	66,553
Legal settlement	11,000	—	11,288	1,110
Total operating expenses	128,210	78,741	239,321	167,504
Loss from operations	(64,797)	(43,070)	(117,570)	(82,847)
Interest income	107	616	194	1,902
Interest expense	(6,006)	(384)	(9,302)	(404)
Other income (expense), net	—	(97)	17	(89)
Loss before provision for income taxes	(70,696)	(42,935)	(126,661)	(81,438)
Provision (benefit) for income taxes	27	55	55	55
Net loss attributable to common stockholders	$(70,723)	$(42,990)	$(126,716)	$(81,493)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.49)	$(1.40)	$(0.94)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	91,062,220	87,064,384	90,555,963	86,826,590
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(70,723)	$(42,990)	$(126,716)	$(81,493)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	80	(11)	394
Comprehensive loss	$(70,723)	$(42,910)	$(126,727)	$(81,099)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	89,301,664	$1	$723,302	$11	$(532,021)	$191,293
Issuance of common stock upon exercise of options	543,963	—	3,973	—	—	3,973
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	829,641	—	—	—	—	—
Stock-based compensation expense	—	—	11,278	—	—	11,278
Purchase of capped calls	—	—	(33,666)	—	—	(33,666)
Equity component of convertible senior notes, net of issuance costs of $3,131	—	—	93,031	—	—	93,031
Other comprehensive loss	—	—		(11)	—	(11)
Net loss	—	—		—	(55,993)	(55,993)
Balance as of March 31, 2021	90,675,268	$1	$797,918	$—	$(588,014)	$209,905
Issuance of common stock upon exercise of options	153,414	—	786	—	—	786
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	532,468	—	—	—	—	—
Issuance of common stock for exercises under ESPP	98,355	—	1,092	—	—	1,092
Stock-based compensation expense	—	—	13,219	—	—	13,219
Net loss	—	—	—	—	(70,723)	(70,723)
Balance as of June 30, 2021	91,459,505	$1	$813,015	$—	$(658,737)	$154,279
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	85,872,320	$1	$693,426	$7	$(356,189)	$337,245
Issuance of common stock upon exercise of options	964,085	—	2,564	—	—	2,564
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	14,289	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Other comprehensive income	—	—	—	314	—	314
Net loss	—	—	—	—	(38,503)	(38,503)
Balance as of March 31, 2020	86,850,694	$1	$699,249	$321	$(394,692)	$304,879
Issuance of common stock upon exercise of options	429,339	$—	$1,790	—	—	$1,790
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	68,208	—	(453)	—	—	(453)
Stock-based compensation expense	—	—	6,129	—	—	6,129
Purchase of capped calls	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	19,020	—	—	19,020
Other comprehensive income	—	—	—	80	—	80
Net loss	—	—	—	—	(42,990)	(42,990)
Balance as of June 30, 2020	87,348,241	$1	$703,189	$401	$(437,682)	$265,909
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(126,716)	$(81,493)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	11,806	8,756
Stock-based compensation expense	23,732	9,539
Reduction of operating lease right-of-use assets	9,788	8,059
Bad debt expense	482	474
Accrued interest on convertible notes	894	—
Accretion of debt discounts and issuance costs	5,803	169
Other adjustments	46	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	923	993
Inventory	(16,757)	3,203
Prepaid expenses and other current assets	(633)	(1,321)
Other assets	(766)	(394)
Operating lease liability	(8,066)	(4,842)
Accounts payable	(1,873)	(5,529)
Accrued consignor payable	(2,018)	(17,937)
Other accrued and current liabilities	14,621	(5,624)
Other noncurrent liabilities	418	(410)
Net cash used in operating activities	(88,316)	(86,581)
Cash flow from investing activities:
Purchases of short-term investments	—	(73,280)
Proceeds from maturities of short-term investments	4,000	176,802
Capitalized proprietary software development costs	(4,821)	(3,779)
Purchases of property and equipment	(20,642)	(10,861)
Net cash provided by (used in) investing activities	(21,463)	88,882
Cash flow from financing activities:
Proceeds from issuance of 2025 convertible senior notes, net of issuance costs	—	166,314
Purchase of capped calls in conjunction with the issuance of the 2025 convertible senior notes	—	(22,546)
Proceeds from issuance of 2028 convertible senior notes, net of issuance costs	278,396	—
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	(33,666)	—
Proceeds from exercise of stock options	4,759	4,354
Proceeds from issuance of Employee Stock Purchase Program	1,092	—
Taxes paid related to restricted stock vesting	—	(521)
Net cash provided by financing activities	250,581	147,601
Net increase in cash and cash equivalents	140,802	149,902
Cash and cash equivalents
Beginning of period	350,846	154,446
End of period	$491,648	$304,348

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$2,600	$5
Cash paid for income taxes	82	—
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,552	648
Capitalized proprietary software development costs additions not yet paid in cash	610	632
Issuance costs associated with issuance of 2025 and 2028 convertible senior notes included in other accrued and current liabilities	630	505
Stock-based compensation capitalized to proprietary software development costs	765	—
Tax withholding liability for restricted stock	—	83

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
In March 2021, the Company resumed in-person concierge consignment appointments in various areas. The authentication centers and retail stores experience intermittent closures to perform safety and cleaning procedures. The Company also reopened its corporate offices, including our corporate headquarters in San Francisco.
The Company believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents as of June 30, 2021 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.
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
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to reclassify loss (gain) on retirement of property and equipment, accretion of unconditional grant liability, and amortization of premiums (discounts) on short-term investments to other adjustments within operating cash flows in the Condensed Statements of Cash Flows. Additionally, we have made certain presentation changes to reclassify legal settlement expenses from Selling, general and administrative to Legal settlement within operating expenses in the Condensed Statements of Operations.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and six months ended June 30, 2021 and 2020.
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
Contract Liabilities
The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of June 30, 2021 and December 31, 2020. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of June 30, 2021 and December 31, 2020.
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
Cash and Cash Equivalents
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
Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity, of which there were none as of June 30, 2021 and December 31, 2020. The Company evaluates its short-term investments periodically for possible impairment. If the Company determines that an investment with an amortized cost basis in excess of estimated fair value is caused by expected credit losses, the expected credit loss on the investment is recognized in Other income (expense), net. As of June 30, 2021 and December 31, 2020, the Company had not recorded any impairments due to credit loss.
Inventory
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were not material for the six months ended June 30, 2021 and 2020.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $15.3 million and $18.3 million as of June 30, 2021 and December 31, 2020, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.2 million and $7.4 million as of June 30, 2021 and December 31, 2020, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and investments. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash and cash equivalents, and investments with major financial institutions within the United States.
As of June 30, 2021 and December 31, 2020, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the six months ended June 30, 2021 and 2020.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. Under this ASU, the embedded conversion features will no longer be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-6 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU will be effective for annual reporting periods beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements. It is expected that upon adoption, the Company’s Convertible Senior Notes, as discussed in Note 7, will no longer be bifurcated into an equity and a debt component, but rather accounted for as a single liability.

Note 3. Cash, Cash Equivalents and Short-term Investments
The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$277,264	$—	$—	$277,264
Money market funds	214,384	—	—	214,384
Total cash and cash equivalents	$491,648	$—	$—	$491,648

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$150,520	$—	$—	$150,520
Money market funds	200,326	—	—	200,326
Total cash and cash equivalents	$350,846	$—	$—	$350,846
Short-term investments:
Corporate bonds	$4,006	$11	$—	$4,017
Total short-term investments	$4,006	$11	$—	$4,017
As of December 31, 2020, the contractual maturity for the short-term investments is less than one year. For the six months ended June 30, 2021 and 2020, the Company recognized no material realized gains or losses on short-term investments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $214.4 million. Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table.

The following table provides the financial instruments measured at fair value (in thousands) as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets (1)
Short-term investments:
Corporate bonds	$—	$4,017	$—	$4,017
Total short-term investments	$—	$4,017	$—	$4,017
(1)Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table. The amounts of the money market funds (in thousands) was $200,326 at 12/31/20.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	June 30, 2021
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$151.5	$186.8
2028 Convertible senior notes	$188.7	$290.1
The principal amounts of the 2025 convertible senior notes and the 2028 convertible senior notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs and the unamortized debt discount (See Note 7).
As of June 30, 2021, the fair value of the 2025 convertible senior notes and the 2028 convertible senior notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period. Based on the closing price of the Company’s common stock on June 30, 2021, the if-converted values of the 2025 Notes exceeded the principal amounts by $19.3 million.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Proprietary software	$29,167	$24,218
Furniture and equipment	36,528	27,687
Automobiles	668	668
Leasehold improvements	56,386	52,828
Property and equipment, gross	122,749	105,401
Less: accumulated depreciation and amortization	(44,592)	(41,947)
Property and equipment, net	$78,157	$63,454
Depreciation and amortization expense on property and equipment was $6.4 million and $4.6 million for the three months ended June 30, 2021 and 2020, respectively, and $11.8 million and $8.8 million for the six months ended June 30, 2021 and 2020, respectively.

Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$17,486	$13,406
Returns reserve	15,282	18,327
Accrued legal settlement	11,000	—
Accrued marketing and outside services	10,303	10,790
Site credit liability	6,888	5,475
Accrued sales tax and other taxes	7,150	6,870
Deferred revenue	2,017	1,617
Accrued interest	1,110	216
Other	5,433	5,161
Other accrued and current liabilities	$76,669	$61,862

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of June 30, 2021 (unaudited), the Company was in compliance with all covenants.
As of June 30, 2021, $0 had been drawn on the Revolving Credit Agreement.
Note 7. Convertible Senior Notes, Net
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
Prior to March 15, 2025, the 2025 Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter) beginning after September 30, 2020, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;
•Upon the occurrence of specified corporate transactions; or
•If the Company calls any notes for redemption.
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of June 30, 2021.
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

The net carrying amount of the liability component of the 2025 Notes was as follows:

	June 30, 2021	December 31, 2020
Principal	$172,500	$172,500
Unamortized debt discount	(16,176)	(17,945)
Unamortized debt issuance costs	(4,835)	(5,367)
Net carrying amount	$151,489	$149,188
The net carrying amount of the equity component of the 2025 Notes was as follows:

June 30, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
In connection with the issuance of the 2025 Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs initially allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2025 Notes or approximately its five-year term. The effective interest rate on the liability component of the 2025 Notes for the period from the date of issuance through June 30, 2021 was 6.4%.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,294	$203	$2,587	$203
Amortization of debt discount	897	130	1,769	130
Amortization of debt issuance costs	270	39	533	39
Total interest and amortization expense	$2,461	$372	$4,889	$372
Future minimum payments under the 2025 Notes as of June 30, 2021, are as follows:

Fiscal Year	Amount
Remainder of 2021	$2,587
2022	5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	193,200
Less amounts representing interest	(20,700)
Total principal amount	$172,500
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
Prior to December 1, 2027, the 2028 Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter) beginning after June 30, 2021, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;
•Upon the occurrence of specified corporate transactions; or
•If the Company calls any notes for redemption.
On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of June 30, 2021.
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
The net carrying amount of the liability component of the 2028 Notes was as follows:

June 30, 2021
Principal	$287,500
Unamortized debt discount	(92,868)
Unamortized debt issuance costs	(5,927)
Net carrying amount	$188,705
The net carrying amount of the equity component of the 2028 Notes was as follows:

June 30, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031
In connection with the issuance of the 2028 Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $3.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $6.2 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2028 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Notes for the period from the date of issuance through June 30, 2021 was 7.5%.
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Contractual interest expense	$719	$894
Amortization of debt discount	2,654	3,294
Amortization of debt issuance costs	167	208
Total interest and amortization expense	$3,540	$4,396
Future minimum payments under the 2028 Notes as of June 30, 2021, are as follows:

Fiscal Year	Amount
Remainder of 2021	$1,382
2022	2,875
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	307,569
Less amounts representing interest	(20,069)
Total principal amount	$287,500
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
Note 8. Share-based Compensation Plans
2011 Equity Incentive Plan
In 2011, the Company adopted the Equity Incentive Plan (2011 Plan) authorizing the granting of incentive stock options (ISOs) and non-statutory stock options (NSOs) to eligible participants for up to 12,987,255 shares of common stock. Under the 2011 Plan, incentive stock options and non-statutory stock options are to be granted at an exercise price that is no less than 100% of the fair value of the stock at the date of grant. Options generally vest over 4 years and are exercisable for up to 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. The 2011 Plan has been replaced by the Company’s 2019 Plan as defined below with respect to future equity awards.
2019 Equity Incentive Plan
In connection with the Company’s initial public offering, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants. Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 8,000,000. These available shares increase annually by an amount equal to the lesser of 8,000,000 shares, 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,293,616 shares. On May 5, 2021, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,465,083 shares.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (ESPP). The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense. The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares. These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase in the shares available for grant under the ESPP by 858,723 shares. On May 5, 2021, the Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares. There were 98,355 shares purchased by employees under the ESPP during the three and six months ended June 30, 2021. There were no shares purchased by employees under the ESPP during the three and six months ended June 30, 2020. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of June 30, 2021, total unrecognized compensation costs related to the 2019 ESPP was $0.4 million which will be amortized over a weighted average period of 0.4 years.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing	$560	$335	$1,296	$523
Operations and technology	5,550	2,852	10,246	4,330
Selling, general and administrative	6,703	2,942	12,190	4,686
Total	$12,813	$6,129	$23,732	$9,539
During the three and six months ended June 30, 2021, the Company capitalized $0.4 million and $0.8 million of stock-based compensation expense to proprietary software. During the three and six months ended June 30, 2020, the Company did not capitalize any stock-based compensation expense.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $7.6 million and $6.2 million for the three months ended June 30, 2021 and 2020, respectively, and $14.9 million and $12.2 million for the six months ended June 30, 2021 and 2020. The Company also incurred $1.3 million and $1.0 million of variable lease costs for the three months ended June 30, 2021 and 2020, respectively, and $2.7 million and $1.9 million of variable lease costs for the six months ended June 30, 2021 and 2020, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$10,896
2022	27,525
2023	26,154
2024	25,832
2025	26,391
Thereafter	79,126
Total future minimum payments	$195,924
Less: Imputed interest	(40,895)
Present value of operating lease liabilities	$155,029
As of June 30, 2021, the Company has entered into operating lease agreements that have not yet commenced. The Company will determine the classification at the commencement date for each lease, but currently expects these leases to be classified as operating leases. Pending execution of the landlord's obligations to prepare leased spaces for occupancy, the Company expects these leases to commence on various dates in the year ended December 31, 2021.
As of June 30, 2021, the Company’s estimated undiscounted lease payments for leases that have not yet commenced were as follows (in thousands):

Fiscal Year	Lease payments for leases not yet commenced
Remainder of 2021	$232
2022	643
2023	668
2024	706
2025	750
Thereafter	2,115
Total undiscounted lease payments expected to be capitalized	$5,114
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash flows used for operating leases	$13,192	$4,359
Operating lease assets obtained in exchange for operating lease liabilities	$33,012	$16,513
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2021
Weighted average remaining lease term	7.3 years
Weighted average discount rate	6.5%
The Company has leases for certain vehicles that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle leases are immaterial as of June 30, 2021 and December 31, 2020.
Note 10. Commitments and Contingencies
Noncancelable Purchase Commitments

The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2023. As of June 30, 2021, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
Interest expense related to the accretion of the grant liability was not material in the three months ended June 30, 2021 and 2020. As of June 30, 2021, there was no outstanding liability, as the final annual installment of $0.5 million was made during the six months ended June 30, 2021. As of December 31, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities on the condensed balance sheets.
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
On November 14, 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that the Company has misrepresented certain counterfeit Chanel products as authentic Chanel products, that the Company’s resale of Chanel products confuses consumers into believing that Chanel is affiliated with the Company and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On November 3, 2020, with the court’s permission, the Company filed a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. That motion was granted on February 24, 2021, permitting the Company to file its amended pleading. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaims on February 25, 2021. On March 8, 2021, Chanel filed a motion to dismiss the Company’s counterclaims and to strike one of the Company’s affirmative defenses. The Company filed its opposition to Chanel’s motion on April 1, 2021. A decision on that motion is pending. A joint stipulation and order staying the case for three months was entered on April 5, 2021, while the parties attempt mediation. The parties subsequently requested an additional three-month stay, which the Court granted on July 1, 2021. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against the Company in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On

February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the Amended and Consolidated Complaint in the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware. The derivative complaints allege factual allegations largely tracking the above referenced lawsuits. The two derivative cases have been consolidated and the consolidated case has been stayed. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. The agreement in principle is subject to formalizing the final terms of the settlement in a settlement stipulation, which would then be subject to preliminary and final approval by the court. The financial terms of the agreement in principle provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. In connection with the agreement in principle, the Company recorded approximately $11.0 million for the three months ended June 30, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.
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
Note 11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The Company has reviewed all positive and negative evidence associated with the realizability of its deferred tax assets, and continues to maintain a full valuation allowance as of June 30, 2021.
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

Note 12. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(70,723)	$(42,990)	$(126,716)	$(81,493)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	91,062,220	87,064,384	90,555,963	86,826,590
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.49)	$(1.40)	$(0.94)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2021	2020
Options to purchase common stock	4,523,649	7,164,423
Restricted stock units	6,603,189	4,710,775
Estimated shares issuable under the Employee Stock Purchase Plan	137,275	98,536
Assumed conversion of the Convertible Senior Notes	18,746,323	9,705,454
Total	30,010,436	21,679,188
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge in-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our flagship and neighborhood stores, retail stores with smaller square footage, provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 19.7 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment and service revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2021 and 2020, our overall take rate on consigned goods was 34.5% and 36.0%, respectively. The decrease in our take rate was due to the higher sales mix of lower take rate categories such as watches, handbags, fine jewelry, and sneakers. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
•Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.
We generate revenue from orders processed through our website, mobile app and retail stores located in New York City, Los Angeles, Chicago, Palo Alto, Newport Beach, Greenwich, Dallas, Austin, Atlanta, and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 23.6 million members as of June 30, 2021. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.
Through June 30, 2021, we have cumulatively paid more than $2.1 billion in commissions to our consignors. Our GMV increased by 91% to $350.0 million from $182.8 million in the three months ended June 30, 2021 and 2020, respectively.

Our GMV increased by 54% to $677.3 million from $440.4 million in the six months ended June 30, 2021 and 2020, respectively. Additionally, NMV increased by 83% to $256.5 million from $139.8 million in the three months ended June 30, 2021 and 2020 due to the magnitude of GMV growth, partially offset by an increase in returns year over year. Our NMV increased by 54% to $500.7 million from $324.4 million in the six months ended June 30, 2021 and 2020, respectively. Our total revenue increased by 83% to $104.9 million from $57.3 million in the three months ended June 30, 2021 and 2020, respectively. Our total revenue increased by 51% to $203.7 million from $135.3 million in the six months ended June 30, 2021 and 2020, respectively. In the three months ended June 30, 2021 and 2020, our gross profit was $63.4 million and $35.7 million, respectively, representing an increase of 78%. In the six months ended June 30, 2021 and 2020, our gross profit was $121.8 million and $84.7 million, respectively. See “—Impact of COVID-19 on our Business” below.
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
In March 2021, the Company resumed in-person concierge consignment appointments. GMV trends have improved significantly as GMV increased approximately 91% in the three months ended June 30, 2021 compared to the same period last year. Despite the continuing impact of COVID-19 on the overall economy, we also saw growth in active buyers.
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
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 19.7 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.

Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended June 30, 2021 was 83% as compared to 83% for the three months ended June 30, 2020.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2021, 13% of our buyers had become consignors and 56% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. In the three months ended June 30, 2021, we principally conducted our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in California and New Jersey comprising an aggregate of approximately 1 million square feet of space. We secured leases on more than half of this space in 2018. In October 2020, we secured a lease in Arizona for an additional authentication center and commenced operations in June 2021. We ceased operations in our California authentication center in July 2021 and the lease for this center will expire in August 2021. The market for real estate to support operations centers such as ours is competitive, and we plan to continue to secure and efficiently bring online additional capacity to support future growth. We operate flagship retail stores in New York, Los Angeles, San Francisco, and Chicago. We operate neighborhood stores in New York, Palo Alto, Newport Beach, and Greenwich. Additionally, we opened three neighborhood stores in Dallas, Austin, and Atlanta during the three months ended June 30, 2021. We intend to open one or two additional retail stores over the coming months, after which we plan to pause our retail rollout so we can optimize performance and gather data to inform our future rollout strategy. In addition to scaling our physical infrastructure, growing our single-SKU business operations and developing our SKU-depth capabilities require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We invest substantially in technology to automate our operations and support growth. We continue to strategically invest in technology despite the difficult operating environment resulting from COVID-19, as innovation positions us to scale and support growth once the economy normalizes.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	(In thousands, except AOV and percentages)
GMV	$350,001	$182,771	$677,328	$440,377
NMV	$256,509	$139,797	$500,671	$324,422
Number of Orders	673	438	1,363	1,013
Take Rate	34.5%	36.0%	34.4%	36.1%
Active Buyers	730	612	730	612
AOV	$520	$417	$497	$435

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation:
Net loss	$(70,723)	$(42,990)	$(126,716)	$(81,493)
Depreciation and amortization	6,371	4,611	11,806	8,756
Stock-based compensation	12,813	6,129	23,732	9,539
Payroll taxes expense on employee stock transactions (1)	216	—	722	—
Legal settlement (2)	11,000	—	11,288	1,110
Restructuring charges (3)	1,503	442	1,503	442
Interest income	(107)	(616)	(194)	(1,902)
Interest expense	6,006	384	9,302	404
Other (income) expense, net	—	97	(17)	89
Provision for income taxes	27	55	55	55
Adjusted EBITDA	$(32,894)	$(31,888)	$(68,519)	$(63,000)
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
(2) On July 27, 2021, we filed a stipulation to settle the putative shareholder class action filed against us, our officers and directors and the underwriters for the Company's initial public offering alleging, among other things, that defendants violated federal securities laws by issuing false or misleading statements regarding certain of its financial and operating metrics and the Company’s authentication processes. The settlement stipulation is subject to preliminary and final approval by the court. The financial terms of the settlement stipulation provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions.
(3) The restructuring charges for the three and six months ended June 30, 2021 comprise of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse. The restructuring charges for the three and six months ended June 30, 2020 consist of COVID-19 related costs including employee severance.
Components of our Operating Results
Revenue
Our revenue is comprised of consignment and service revenue and direct revenue.
•Consignment and service revenue. We generate the substantial majority of our revenue from the sale of pre-owned luxury goods through our online marketplace and retail stores on behalf of consignors. For consignment sales, we retain a percentage of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations, buyer incentives and adjustments. Additionally, we generate revenue from shipping fees we charge to buyers. We also generate service revenue from subscription fees paid by buyers for early access to products, but to date our subscription revenue has not been material.
•Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept out of policy returns from buyers. Additionally, we make direct purchases from businesses and consignors. We recognize direct revenue upon shipment based on the gross purchase price paid by buyers, net of allowances for product returns, buyer incentives and adjustments.
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

Legal Settlement
Legal settlement expense primarily includes actual or estimated losses related to legal settlements when they become probable and estimable.
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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Consignment and service revenue	$82,452	$46,768	$157,534	$111,854
Direct revenue	22,460	10,523	46,195	23,466
Total revenue	104,912	57,291	203,729	135,320
Cost of revenue:
Cost of consignment and service revenue	21,524	12,860	41,638	30,949
Cost of direct revenue	19,975	8,760	40,340	19,714
Total cost of revenue	41,499	21,620	81,978	50,663
Gross profit	63,413	35,671	121,751	84,657
Operating expenses:
Marketing	13,109	9,639	28,670	22,561
Operations and technology	59,837	36,543	111,771	77,280
Selling, general and administrative	44,264	32,559	87,592	66,553
Legal settlement	11,000	—	11,288	1,110
Total operating expenses	128,210	78,741	239,321	167,504
Loss from operations	(64,797)	(43,070)	(117,570)	(82,847)
Interest income	107	616	194	1,902
Interest expense	(6,006)	(384)	(9,302)	(404)
Other income (expense), net	—	(97)	17	(89)
Loss before provision for income taxes	(70,696)	(42,935)	(126,661)	(81,438)
Provision (benefit) for income taxes	27	55	55	55
Net loss	$(70,723)	$(42,990)	$(126,716)	$(81,493)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Consignment and service revenue	78.6%	81.6%	77.3%	82.7%
Direct revenue	21.4	18.4	22.7	17.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of consignment and service revenue	20.5	22.4	20.4	22.9
Cost of direct revenue	19.0	15.3	19.8	14.6
Total cost of revenue	39.6	37.7	40.2	37.4
Gross profit	60.4	62.3	59.8	62.6
Operating expenses:
Marketing	12.5	16.8	14.1	16.7
Operations and technology	57.0	63.8	54.9	57.1
Selling, general and administrative	42.2	56.8	43.0	49.2
Legal settlement	10.5	—	5.5	0.8
Total operating expenses	122.2	137.4	117.5	123.8
Loss from operations	(61.8)	(75.1)	(57.7)	(61.2)
Interest income	0.1	1.1	0.1	1.4
Interest expense	(5.7)	(0.7)	(4.6)	(0.3)
Other income (expense), net	—	(0.2)	—	(0.1)
Loss before provision for income taxes	(67.4)	(74.9)	(62.2)	(60.2)
Provision (benefit) for income taxes	—	(0.1)	—	—
Net loss	(67.4)%	(75.0)%	(62.2)%	(60.2)%
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Consignment and Service Revenue
Consignment and service revenue increased by $35.7 million, or 76%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and increased by $45.7 million, or 41%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in revenue was driven primarily by a 91% and 54% increase in GMV during the three and six months ended June 30, 2021. GMV growth during the three months ended June 30, 2021 was driven by a 54% increase in orders and a 25% increase in AOV. GMV growth during the six months ended June 30, 2021 was driven by a 35% increase in orders and a 14% increase in AOV. Our take rate decreased to 34.5% from 36.0% during the three months ended June 30, 2021 and decreased to 34.4% from 36.1% in the six months ended June 30, 2021 compared to the same period last year compared to the same periods last year due to the higher sales mix of lower take rate categories such as watches, handbags, fine jewelry, and sneakers. Buyer incentives increased by $0.6 million, or 15%, in the three months ended June 30, 2021 compared to the same period last year, and increased by $4.7 million, or 57%, in the six months ended June 30, 2021 compared to the same period last year, due to elevated redemption rates during the first quarter of 2021 for buyer incentives issued during the fourth quarter of 2020.
Direct Revenue
Direct revenue increased by $11.9 million, or 113%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $22.7 million, or 97%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors, along with higher sales of aged inventory primarily resulting from out of policy returns. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue has been increasing as a percentage of total revenue in recent quarters as a result of a higher sales mix of company-owned inventory due to direct purchases from businesses and consignors, and may continue to in the near term. However, direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment and service revenue.

Cost of Consignment and Service Revenue
Cost of consignment and service revenue increased by $8.7 million, or 67%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $10.7 million, or 35%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business. Gross margin increased by 1 percentage point in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase was primarily attributable to higher return assumptions associated with the COVID-19 pandemic that negatively impacted net revenue during the three and six months ended June 30, 2020.
Cost of direct revenue increased by $11.2 million, or 128%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $20.6 million, or 105%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Gross margin decreased by 6 percentage points and 3 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods last year, primarily due to lower product margins on sales of aged inventory and of a higher mix of sales of high-value company-owned inventory. As we continue to make direct purchases from vendors, gross margin may vary from period to period.
Marketing
Marketing expense increased by $3.5 million, or 36%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $6.1 million, or 27%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to increased advertising costs as we seek to grow the number of buyers and consignors, and due to decreased advertising costs during the three and six months ended June 30, 2021 related to COVID-19 spending reductions.
As a percent of revenue, marketing expense decreased to 12.5% from 16.8% in the three months ended June 30, 2021 and 2020, respectively, and decreased to 14.1% from 16.7% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology
Operations and technology expense increased by $23.3 million, or 64%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $34.5 million, or 45%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense and higher occupancy costs due to the inclusion of our additional retail stores and authentication center in Arizona. The increase was also driven by restructuring costs associated with the transition of our Brisbane warehouse operations to our Arizona warehouse during the three and six months ended June 30, 2021.
As a percent of revenue, operations and technology expense decreased to 57.0% from 63.8% in the three months ended June 30, 2021 and 2020, respectively, and decreased to 54.9% from 57.1% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative
Selling, general and administrative expense increased by $11.7 million, or 36%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to higher employee compensation expenses, including stock-based compensation expense, an increase in software fees, partially offset by an insurance reimbursement for legal expenses.
Selling, general and administrative expense increased by $21.0 million, or 32% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increased headcount in the sales and general and administrative organizations, higher employee compensation related expenses, including stock-based compensation expense, an increase in software fees, partially offset by an insurance reimbursement for legal expenses.
As a percent of revenue, selling, general and administrative expense decreased to 42% from 56.8% in the three months ended June 30, 2021 and 2020, respectively, and decreased to 43% from 49.2% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, respectively. These expenses may vary from period to period as a percentage of revenue.
Legal Settlement
Legal settlement expense increased by $11.0 million, or over 100%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $10.2 million, or over 100%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increases were primarily due to the $11.0 million legal settlement accrued for in connection with the settlement of the shareholder class action filed against us during the three and six months ended June 30, 2021.
Interest Income
Interest income decreased $0.5 million, or 83%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, and decreased $1.7 million, or 90%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, respectively, primarily due to lower rates and lower average investment balances.
Interest Expense
Interest expense increased $5.6 million, and over 100%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased $8.9 million, or over 100%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, respectively, primarily due to the contractual interest expense and amortization of the debt discount related to the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income (Expense), Net
Other expense decreased by less than $0.1 million in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Other expense decreased by $0.1 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
Liquidity and Capital Resources
As of June 30, 2021, we had unrestricted cash and cash equivalents of $491.6 million and an accumulated deficit of $658.7 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of 3% convertible senior notes due 2025 and the related cap call transactions. In March 2021, we received net proceeds of $244.5 million from the issuance of the 1% convertible senior notes due in 2028 and the related cap call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the challenges presented by COVID-19 and invest in expansion activities in the longer term. We believe our existing cash and cash equivalents as of June 30, 2021 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(88,316)	$(86,581)
Investing activities	(21,463)	88,882
Financing activities	250,581	147,601
Net increase in cash and cash equivalents	$140,802	$149,902
Net Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $88.3 million, which consisted of a net loss of $126.7 million, adjusted by non-cash charges of $52.6 million and cash outflows due to a net change of $14.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an increase of $16.8 million in inventory driven by an increase in direct purchases of inventory from vendors, a $14.6 million increase in other accrued and current liabilities primarily due to the $11.0 million legal settlement accrual, and a decrease of $8.1 million in operating lease liability. We anticipate direct inventory purchases from vendors to continue through the remainder of 2021.
During the six months ended June 30, 2020, net cash used in operating activities was $86.6 million, which consisted of a net loss of $81.5 million, adjusted by non-cash charges of $26.8 million and cash outflows due to a net change of $31.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to decreases of $17.9 million in accrued consignor payable, $5.6 million in other accrued and current liabilities, $5.5 million in accounts payable, and $4.8 million in operating lease liability.
Net Cash Used in Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $21.5 million, which consisted of $4.0 million proceeds from maturities on short-term investment, partially offset by $20.6 million for purchases of property and equipment, net, including leasehold improvements and $4.8 million for capitalized proprietary software development costs.
During the six months ended June 30, 2020, net cash provided by investing activities was $88.9 million, which consisted of $176.8 million proceeds from maturities on short-term investments partially offset by $73.3 million for purchases of short-term investments, $10.9 million for purchases of property and equipment, net, including leasehold improvements, and $3.8 million for capitalized proprietary software development costs.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $250.6 million, which primarily consisted of proceeds of $278 million from the issuance of the 1.00% convertible senior notes, net of issuance costs, $4.8 million from the exercise of stock options partially offset by $33.7 million for the purchase of capped calls related to the Notes issuance.
During the six months ended June 30, 2020, net cash provided by financing activities was $147.6 million, which primarily consisted of proceeds of $166.3 million from the issuance of the 3.00% convertible senior notes, net of issuance costs, $4.4 million from the exercise of stock options and warrants partially offset by $22.5 million for the purchase of capped calls related to the Notes issuance.
Convertible Senior Notes
As of June 30, 2021, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
For additional details related to our convertible senior notes, please see “Note 7 – Convertible Senior Notes, net” to the condensed financial statements included in this report.
Contractual Obligations and Commitments
As of June 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.
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
As of June 30, 2021, we had unrestricted cash and cash equivalents of approximately $491.6 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies. See “Note 10—Commitments and Contingencies”.
In November 2018, Chanel, Inc. (“Chanel”) filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. Chanel alleges, among other things, that we have misrepresented certain counterfeit Chanel products as authentic Chanel products, that our resale of Chanel products confuses consumers into believing that Chanel is affiliated with us and involved in authenticating consignors’ goods and that only Chanel is capable of authenticating second-hand Chanel goods. The Court issued an Opinion & Order on March 30, 2020 denying in part and granting in part the Company’s motion to dismiss. The Company filed its answer and affirmative defenses on May 29, 2020. Chanel’s claims are now in the discovery phase. On November 3, 2020, with the court’s permission, the Company filed a motion to amend its answer to add counterclaims against Chanel alleging anticompetitive conduct in violation of the federal and state antitrust laws as well as tortious interference. That motion was granted on February 24, 2021, permitting the Company to file its amended pleading. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaims on February 25, 2021. On March 8, 2021, Chanel filed a motion to dismiss the Company’s counterclaims and to strike one of the Company’s affirmative defenses. The Company filed its opposition to Chanel’s motion on April 1, 2021. A decision on that motion is pending. A joint stipulation and order staying the case for three months was entered on April 5, 2021, while the parties attempt mediation. The parties subsequently requested an additional three-month stay, which the Court granted on July 1, 2021. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there.  On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint.  The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the Amended and Consolidated Complaint in the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint and the Second Amended Complaint in federal court each allege claims under the Securities Act on behalf of a purported class of shareholders who acquired our stock pursuant to or traceable to the registration statement for our IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased our stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware.  The derivative complaints allege factual allegations largely tracking the above referenced lawsuits. The two derivative cases have been consolidated and the consolidated case has been stayed.  On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. The agreement in principle is subject to formalizing the final terms of the settlement in a settlement stipulation, which would then be subject to preliminary and final approval by the court. The financial terms of the agreement in principle provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. In connection with the agreement in principle, the Company recorded approximately $11.0 million for the three months ended June 30, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.
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
We currently have four authentication centers, three in New Jersey and one that began operations in June 2021 in Arizona. We ceased operations in our California authentication center in July 2021. In addition, we operate a growing number of retail stores in select locations in the United States. For consignors, we also provide drop off of consigned goods at any one of our numerous luxury consignment offices (“LCOs”). In response to the COVID-19 pandemic, state and local governments have imposed significant limitations on business operations. As of the date of this filing, our authentication centers, retail stores and LCOs are all operating subject to certain restrictions, such as modified operating models and hours and enhanced safety and cleaning protocols. We have also taken actions to facilitate the continued operation of our business, including implementing social distancing measures, offering virtual consignment appointments to augment our concierge service, providing curbside pick-up for both our consignors and buyers, and enabling employees to work remotely to the extent possible. In addition to these operational challenges, the COVID-19 pandemic also threatens the health of our employees, consignors and buyers. Our business is critically dependent on our employees who staff our facilities and stores. It is unclear whether further limitations will be imposed in the near future due to the current resurgence of the COVID-19 virus and any new variants. The nature, scope and duration of the effects of the COVID-19 pandemic on our operations is highly uncertain and could have a material adverse effect on our business and operating results.
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
We experienced net losses of $75.8 million, $98.4 million, $175.8 million, and $70.7 million in 2018, 2019, 2020, and the three months ended June 30, 2021 respectively, and as of June 30, 2021 we had an accumulated deficit of $658.7 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
In addition, many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and e-commerce. U.S. federal, state and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws that could levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules or regulations are amended, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our buyers or consignors, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.

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
If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. We cannot assure you that the market price of our shares will equal or exceed prices in privately negotiated transactions of our shares that have occurred from time to time before our IPO. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our consignor or buyer base, the level of consignor and buyer engagement, revenue or other operating results;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•additional shares of our common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales, including if existing stockholders sell shares into the market when the applicable “lock-up” periods associated with our IPO ends;
•hedging activities by market participants;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health, such as the current COVID-19 pandemic.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions include the following:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•provide that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 3, 2021, Michael Kumin resigned from the board of directors (the "Board") of The RealReal, Inc. (the "Company") and the size of the Board was reduced from 10 to 9 directors. Mr. Kumin's resignation did not result from any disagreement with the Company.

In addition, on August 4, 2021, the Board appointed Karen Katz to its Audit Committee, Emma Grede to its Corporate Governance and Nominating Committee and reassigned incumbent director Niki Leondakis from its Audit Committee to its

Compensation, Diversity and Inclusion Committee, having previously determined that each member, respectively, satisfies all applicable requirements to serve on such Committees, including without limitation the applicable requirements of The Nasdaq Global Select Market and the Securities Exchange Act of 1934, as amended. The Board also appointed Robert Krolik to serve as the Board's Lead Independent Director.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*+	Transition and Separation Agreement between the Company and Matt Gustke dated August 6, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: August 9, 2021	By:	/s/ Julie Wainwright
Julie Wainwright
President and Chief Executive Officer

Date: August 9, 2021	By:	/s/ Matt Gustke
Matt Gustke
Chief Financial Officer