Form 10-Q
period 2021-09-30
TheRealReal, Inc.
filed 2021-11-08
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, the registrant had 92,387,816 shares of common stock, $0.00001 par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$444,809	$350,846
Short-term investments	—	4,017
Accounts receivable, net	6,770	7,213
Inventory	63,876	42,321
Prepaid expenses and other current assets	22,319	17,072
Total current assets	537,774	421,469
Property and equipment, net	83,928	63,454
Operating lease right-of-use assets	146,852	118,136
Other assets	2,857	2,050
Total assets	$771,411	$605,109
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,246	$14,346
Accrued consignor payable	60,366	57,053
Operating lease liabilities, current portion	15,229	14,999
Other accrued and current liabilities	84,921	61,862
Total current liabilities	168,762	148,260
Operating lease liabilities, net of current portion	145,787	115,084
Convertible senior notes, net	344,245	149,188
Other noncurrent liabilities	1,900	1,284
Total liabilities	660,694	413,816
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 92,289,799 and 89,301,664 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	826,649	723,302
Accumulated other comprehensive income	—	11
Accumulated deficit	(715,933)	(532,021)
Total stockholders’ equity	110,717	191,293
Total liabilities and stockholders’ equity	$771,411	$605,109
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Consignment and service revenue	$89,451	$64,152	$246,985	$176,006
Direct revenue	29,387	13,645	75,582	37,111
Total revenue	118,838	77,797	322,567	213,117
Cost of revenue:
Cost of consignment and service revenue	22,714	16,304	64,352	47,253
Cost of direct revenue	25,025	11,964	65,365	31,678
Total cost of revenue	47,739	28,268	129,717	78,931
Gross profit	71,099	49,529	192,850	134,186
Operating expenses:
Marketing	15,708	15,186	44,378	37,747
Operations and technology	61,135	40,578	172,906	117,858
Selling, general and administrative	44,912	35,384	132,504	101,937
Legal settlement	500	—	11,788	1,110
Total operating expenses	122,255	91,148	361,576	258,652
Loss from operations	(51,156)	(41,619)	(168,726)	(124,466)
Interest income	55	448	249	2,350
Interest expense	(6,072)	(2,406)	(15,374)	(2,810)
Other income (expense), net	5	—	22	(89)
Loss before provision for income taxes	(57,168)	(43,577)	(183,829)	(125,015)
Provision (benefit) for income taxes	28	(17)	83	38
Net loss attributable to common stockholders	$(57,196)	$(43,560)	$(183,912)	$(125,053)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.50)	$(2.02)	$(1.43)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	91,859,603	87,869,321	90,995,285	87,176,677
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(57,196)	$(43,560)	$(183,912)	$(125,053)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	(294)	(11)	100
Comprehensive loss	$(57,196)	$(43,854)	$(183,923)	$(124,953)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	89,301,664	$1	$723,302	$11	$(532,021)	$191,293
Issuance of common stock upon exercise of options	543,963	—	3,973	—	—	3,973
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	829,641	—	—	—	—	—
Stock-based compensation expense	—	—	11,278	—	—	11,278
Purchase of capped calls	—	—	(33,666)	—	—	(33,666)
Equity component of convertible senior notes, net of issuance costs of $3,131	—	—	93,031	—	—	93,031
Other comprehensive loss	—	—		(11)	—	(11)
Net loss	—	—		—	(55,993)	(55,993)
Balance as of March 31, 2021	90,675,268	$1	$797,918	$—	$(588,014)	$209,905
Issuance of common stock upon exercise of options	153,414	—	786	—	—	786
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	532,468	—	—	—	—	—
Issuance of common stock for exercises under ESPP	98,355	—	1,092	—	—	1,092
Stock-based compensation expense	—	—	13,219	—	—	13,219
Net loss	—	—	—	—	(70,723)	(70,723)
Balance as of June 30, 2021	91,459,505	$1	$813,015	$—	$(658,737)	$154,279
Issuance of common stock upon exercise of options	145,217	—	693	—	—	693
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	685,077	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	12,948	—	—	12,948
Net loss	—	—	—	—	(57,196)	(57,196)
Balance as of September 30, 2021	92,289,799	$1	$826,649	$—	$(715,933)	$110,717
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	85,872,320	$1	$693,426	$7	$(356,189)	$337,245
Issuance of common stock upon exercise of options	964,085	—	2,564	—	—	2,564
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	14,289	—	(151)	—	—	(151)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Other comprehensive income	—	—	—	314	—	314
Net loss	—	—	—	—	(38,503)	(38,503)
Balance as of March 31, 2020	86,850,694	$1	$699,249	$321	$(394,692)	$304,879
Issuance of common stock upon exercise of options	429,339	—	1,790	—	—	1,790
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	68,208	—	(453)	—	—	(453)
Stock-based compensation expense	—	—	6,129	—	—	6,129
Purchase of capped calls	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	19,020	—	—	19,020
Other comprehensive income	—	—	—	80	—	80
Net loss	—	—	—	—	(42,990)	(42,990)
Balance as of June 30, 2020	87,348,241	$1	$703,189	$401	$(437,682)	$265,909
Issuance of common stock upon exercise of options	720,682	—	2,781	—	—	2,781
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	463,534	—	(147)	—	—	(147)
Stock-based compensation expense	—	—	7,372	—	—	7,372
Other comprehensive income	—	—	—	(294)	—	(294)
Net loss	—	—	—	—	(43,560)	(43,560)
Balance as of September 30, 2020	88,532,457	$1	$713,195	$107	$(481,242)	$232,061
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(183,912)	$(125,053)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,840	13,673
Stock-based compensation expense	36,324	16,911
Reduction of operating lease right-of-use assets	14,765	12,003
Bad debt expense	637	661
Accrued interest on convertible notes	1,525	1,496
Accretion of debt discounts and issuance costs	9,854	1,268
Loss on retirement of property and equipment	404	—
Other adjustments	10	(75)
Changes in operating assets and liabilities:
Accounts receivable, net	(194)	2,559
Inventory	(21,555)	4,927
Prepaid expenses and other current assets	(5,330)	(4,626)
Other assets	(807)	578
Operating lease liability	(12,548)	(8,710)
Accounts payable	(6,220)	(4,164)
Accrued consignor payable	3,313	(8,330)
Other accrued and current liabilities	21,951	1,015
Other noncurrent liabilities	556	(150)
Net cash used in operating activities	(123,387)	(96,017)
Cash flow from investing activities:
Purchases of short-term investments	—	(73,280)
Proceeds from maturities of short-term investments	4,000	222,217
Proceeds from sale of short-term investments	—	7,932
Capitalized proprietary software development costs	(7,455)	(6,640)
Purchases of property and equipment	(30,303)	(15,685)
Net cash provided by (used in) investing activities	(33,758)	134,544
Cash flow from financing activities:
Proceeds from issuance of 2025 convertible senior notes, net of issuance costs	—	166,278
Purchase of capped calls in conjunction with the issuance of the 2025 convertible senior notes	—	(22,546)
Proceeds from issuance of 2028 convertible senior notes, net of issuance costs	278,234	—
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	(33,666)	—
Proceeds from exercise of stock options	5,452	7,135
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	1,092	—
Taxes paid related to restricted stock vesting	(4)	(748)
Net cash provided by financing activities	251,108	150,119
Net increase in cash and cash equivalents	93,963	188,646
Cash and cash equivalents
Beginning of period	350,846	154,446
End of period	$444,809	$343,092

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$3,988	$7
Cash paid for income taxes	94	90
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,425	1,776
Capitalized proprietary software development costs additions not yet paid in cash	1,247	501
Issuance costs associated with issuance of 2025 and 2028 convertible senior notes included in other accrued and current liabilities	—	469
Stock-based compensation capitalized to proprietary software development costs	1,121	—
Tax withholding liability for restricted stock	3	3

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
The Company believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents as of September 30, 2021 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.
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
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to reclassify accretion of unconditional grant liability, and amortization of premiums (discounts) on short-term investments to other adjustments within operating cash flows in the Condensed Statements of Cash Flows. We have also made certain presentation changes to reclassify accrued interest on convertible notes from other current and accrued liabilities to a separate line item within operating cash flows in the Condensed Statements of Cash Flows. Additionally, we have made certain presentation changes to reclassify legal settlement expenses from Selling, general and administrative to Legal settlement within operating expenses in the Condensed Statements of Operations.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and nine months ended September 30, 2021 and 2020.
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
Contract Liabilities
The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of September 30, 2021 and December 31, 2020. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of September 30, 2021 and December 31, 2020.
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
Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity, of which there were none as of September 30, 2021 and December 31, 2020. The Company evaluates its short-term investments periodically for possible impairment. If the Company determines that an investment with an amortized cost basis in excess of estimated fair value is caused by expected credit losses, the expected credit loss on the investment is recognized in Other income (expense), net. As of September 30, 2021 and December 31, 2020, the Company had not recorded any impairments due to credit loss.
Inventory
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were not material for the nine months ended September 30, 2021 and 2020.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $16.5 million and $18.3 million as of September 30, 2021 and December 31, 2020, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.5 million and $7.4 million as of September 30, 2021 and December 31, 2020, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of September 30, 2021 and December 31, 2020, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the nine months ended September 30, 2021 and 2020.
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

Note 3. Cash, Cash Equivalents and Short-term Investments
The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$305,415	$—	$—	$305,415
Money market funds	139,394	—	—	139,394
Total cash and cash equivalents	$444,809	$—	$—	$444,809

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$150,520	$—	$—	$150,520
Money market funds	200,326	—	—	200,326
Total cash and cash equivalents	$350,846	$—	$—	$350,846
Short-term investments:
Corporate bonds	$4,006	$11	$—	$4,017
Total short-term investments	$4,006	$11	$—	$4,017
As of December 31, 2020, the contractual maturity for the short-term investments is less than one year. For the nine months ended September 30, 2021 and 2020, the Company recognized no material realized gains or losses on short-term investments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $139.4 million. Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table.

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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	September 30, 2021
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$152.7	$185.1
2028 Convertible senior notes	$191.6	$289.0
The principal amounts of the 2025 convertible senior notes and the 2028 convertible senior notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs and the unamortized debt discount (See Note 7).
As of September 30, 2021, the fair value of the 2025 convertible senior notes and the 2028 convertible senior notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Proprietary software	$31,822	$24,218
Furniture and equipment	38,393	27,687
Automobiles	668	668
Leasehold improvements	61,824	52,828
Property and equipment, gross	132,707	105,401
Less: accumulated depreciation and amortization	(48,779)	(41,947)
Property and equipment, net	$83,928	$63,454
Depreciation and amortization expense on property and equipment was $6.0 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively, and $17.8 million and $13.7 million for the nine months ended September 30, 2021 and 2020, respectively. Property and equipment taken out of service as part of the closure of the Brisbane authentication center during the three and nine months ended September 30, 2021 was $0.9 million and $8.7 million, respectively. The company recorded $0.3 million of loss on disposal of property and equipment from the closure of the Brisbane authentication center within the 'Operations and Technology' line of the Condensed Statements of Operations during the three and nine months ended September 30, 2021.

Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$20,914	$13,406
Returns reserve	16,506	18,327
Accrued legal settlement	11,500	—
Accrued marketing and outside services	12,377	10,790
Site credit liability	7,423	5,475
Accrued sales tax and other taxes	8,093	6,870
Deferred revenue	2,511	1,617
Accrued interest	1,741	216
Other	3,856	5,161
Other accrued and current liabilities	$84,921	$61,862

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of September 30, 2021 (unaudited), the Company was in compliance with all covenants.
As of September 30, 2021, $0 had been drawn on the Revolving Credit Agreement.
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
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of September 30, 2021.
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

The net carrying amount of the liability component of the 2025 Notes was as follows:

	September 30, 2021	December 31, 2020
Principal	$172,500	$172,500
Unamortized debt discount	(15,277)	(17,945)
Unamortized debt issuance costs	(4,564)	(5,367)
Net carrying amount	$152,659	$149,188
The net carrying amount of the equity component of the 2025 Notes was as follows:

September 30, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
In connection with the issuance of the 2025 Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs initially allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2025 Notes or approximately its five-year term. The effective interest rate on the liability component of the 2025 Notes for the period from the date of issuance through September 30, 2021 was 6.4%.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,294	$1,293	$3,881	$1,496
Amortization of debt discount	900	844	2,669	974
Amortization of debt issuance costs	271	255	803	294
Total interest and amortization expense	$2,465	$2,392	$7,353	$2,764
Future minimum payments under the 2025 Notes as of September 30, 2021, are as follows:

Fiscal Year	Amount
Remainder of 2021	$2,587
2022	5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	193,200
Less amounts representing interest	(20,700)
Total principal amount	$172,500
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
On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of September 30, 2021.
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
The net carrying amount of the liability component of the 2028 Notes was as follows:

September 30, 2021
Principal	$287,500
Unamortized debt discount	(90,159)
Unamortized debt issuance costs	(5,756)
Net carrying amount	$191,585
The net carrying amount of the equity component of the 2028 Notes was as follows:

September 30, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031
In connection with the issuance of the 2028 Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $3.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $6.2 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2028 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Notes for the period from the date of issuance through September 30, 2021 was 7.5%.
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Contractual interest expense	$719	$1,613
Amortization of debt discount	2,709	6,003
Amortization of debt issuance costs	171	380
Total interest and amortization expense	$3,599	$7,996
Future minimum payments under the 2028 Notes as of September 30, 2021, are as follows:

Fiscal Year	Amount
Remainder of 2021	$—
2022	2,875
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,938
Total future payments	306,188
Less amounts representing interest	(18,688)
Total principal amount	$287,500
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
Employee Stock Purchase Plan
In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (ESPP). The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense. The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares. These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase in the shares available for grant under the ESPP by 858,723 shares. On May 5, 2021, the Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares. There were 98,355 shares purchased by employees under the ESPP during the nine months ended September 30, 2021. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2021 and during the three and nine months ended September 30, 2020. The Company selected the Black-Scholes option-pricing model as the method for determining the estimated fair value for the Company’s 2019 ESPP. As of September 30, 2021, total unrecognized compensation costs related to the 2019 ESPP was $0.1 million which will be amortized over a weighted average period of 0.1 years.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketing	$628	$705	$1,924	$1,228
Operations and technology	5,543	2,892	15,789	7,222
Selling, general and administrative	6,421	3,775	18,611	8,461
Total	$12,592	$7,372	$36,324	$16,911
During the three and nine months ended September 30, 2021, the Company capitalized $0.4 million and $1.1 million of stock-based compensation expense to proprietary software. During the three and nine months ended September 30, 2020, the Company did not capitalize any stock-based compensation expense.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $7.5 million and $6.2 million for the three months ended September 30, 2021 and 2020, respectively, and $22.4 million and $18.4 million for the nine months ended September 30, 2021 and 2020. The Company also incurred $1.3 million and $1.1 million of variable lease costs for the three months ended September 30, 2021 and 2020, respectively, and $4.0 million and $3.1 million of variable lease costs for the nine months ended

September 30, 2021 and 2020, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$3,935
2022	28,114
2023	27,839
2024	27,571
2025	28,184
Thereafter	86,502
Total future minimum payments	$202,145
Less: Imputed interest	(41,129)
Present value of operating lease liabilities	$161,016
As of September 30, 2021, the Company has entered into operating lease agreements that have not yet commenced. The Company will determine the classification at the commencement date for each lease, but currently expects these leases to be classified as operating leases. Pending execution of the landlord's obligations to prepare leased spaces for occupancy, the Company expects these leases to commence on various dates in the year ended December 31, 2021.
As of September 30, 2021, the Company’s estimated undiscounted lease payments for leases that have not yet commenced were as follows (in thousands):

Fiscal Year	Lease payments for leases not yet commenced
Remainder of 2021	$62
2022	374
2023	388
2024	414
2025	450
Thereafter	400
Total undiscounted lease payments expected to be capitalized	$2,088
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash flows used for operating leases	$22,399	$6,113
Operating lease assets obtained in exchange for operating lease liabilities	$43,481	$16,671
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2021
Weighted average remaining lease term	7.3 years
Weighted average discount rate	6.4%
The Company has leases for certain vehicles that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle leases are immaterial as of September 30, 2021 and December 31, 2020.
Note 10. Commitments and Contingencies
Noncancelable Purchase Commitments

The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2023. As of September 30, 2021, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
Interest expense related to the accretion of the grant liability was not material in the three months ended September 30, 2021 and 2020. As of September 30, 2021, there was no outstanding liability, as the final annual installment of $0.5 million was made during the nine months ended September 30, 2021. As of December 31, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities on the condensed balance sheets.
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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On

February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the Amended and Consolidated Complaint in the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. In connection with the settlement, the Company recorded approximately $11.0 million for the three months ended June 30, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.

On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware. The derivative complaints allege factual allegations largely tracking the above referenced purported shareholder class actions. The two derivative cases have been consolidated. On September 13, 2021, the parties reached a settlement in principle of the derivative case. The settlement in principle provides for certain corporate governance reforms in exchange for a release and dismissal of the lawsuit. On October 21, 2021, the parties reached agreement to pay up to $0.5 million in attorneys’ fees and costs to plaintiffs’ counsel in the derivative case. On November 5, 2021, the parties entered into a stipulation of settlement, which is subject to preliminary and final approval by the court. In connection with the derivative settlement, the Company recorded approximately $0.5 million for the three months ended September 30, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.
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
Note 11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The Company has reviewed all positive and negative evidence associated with the realizability of its deferred tax assets, and continues to maintain a full valuation allowance as of September 30, 2021.
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

Note 12. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(57,196)	$(43,560)	$(183,912)	$(125,053)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	91,859,603	87,869,321	90,995,285	87,176,677
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.50)	$(2.02)	$(1.43)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2021	2020
Options to purchase common stock	4,294,593	6,444,997
Restricted stock units	6,135,786	4,625,248
Estimated shares issuable under the Employee Stock Purchase Plan	130,945	93,853
Assumed conversion of the Convertible Senior Notes	18,746,323	9,705,454
Total	29,307,647	20,869,552
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge in-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our flagship and neighborhood stores, retail stores with smaller square footage, provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 21.3 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment and service revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2021 and 2020, our overall take rate on consigned goods was 34.9% and 35.4%, respectively. The decrease in our take rate is due to higher contribution from lower take rate products. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
•Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.
We generate revenue from orders processed through our website, mobile app and retail stores located in New York City, Los Angeles, Chicago, Palo Alto, Newport Beach, Greenwich, Dallas, Austin, Atlanta, Palm Beach, Marin County, Manhasset and San Francisco. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 24.7 million members as of September 30, 2021. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.
Through September 30, 2021, we have cumulatively paid more than $2.3 billion in commissions to our consignors. Our GMV increased by 50% to $367.9 million from $245.4 million in the three months ended September 30, 2021 and 2020, respectively. Our GMV increased by 52% to $1,045.3 million from $685.7 million in the nine months ended September 30, 2021 and 2020, respectively. Additionally, NMV increased by 45% to $273.4 million from $189.1 million in the three months ended September 30, 2021 and 2020 due to the magnitude of GMV growth, partially offset by an increase in returns year over year. Our NMV increased by 51% to $774.1 million from $513.5 million in the nine months ended September 30, 2021 and 2020, respectively. Our total revenue increased by 53% to $118.8 million from $77.8 million in the three months ended September 30, 2021 and 2020, respectively. Our total revenue increased by 51% to $322.6 million from $213.1 million in the nine months ended September 30, 2021 and 2020, respectively. In the three months ended September 30, 2021 and 2020, our gross profit was $71.1 million and $49.5 million, respectively, representing an increase of 44%. In the nine months ended September 30, 2021 and 2020, our gross profit was $192.9 million and $134.2 million, respectively. See “—Impact of COVID-19 on our Business” below.
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
In March 2021, the Company resumed in-person concierge consignment appointments. GMV trends have improved significantly as GMV increased approximately 50% in the three months ended September 30, 2021 compared to the same period last year and approximately 52% in the nine months ended September 30, 2021 compared to the same period last year.
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
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 21.3 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three and nine months ended September 30, 2021 was 84% as compared to 83% for both the three and nine months ended September 30, 2020.

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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of September 30, 2021, 13% of our buyers had become consignors and 57% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. In the three months ended September 30, 2021, we principally conducted our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. We secured leases on more than half of this space in 2018. In October 2020, we secured a lease in Arizona for an additional authentication center and commenced operations in June 2021. We ceased operations in our California authentication center in July 2021 and the lease for this center expired in August 2021. The market for real estate to support operations centers such as ours is competitive, and we plan to continue to secure and efficiently bring online additional capacity to support future growth. We operate flagship retail stores in New York, Los Angeles, San Francisco, and Chicago. We operate neighborhood stores in New York, Palo Alto, Newport Beach, Greenwich, Dallas, Austin, and Atlanta. Additionally, we opened three neighborhood stores in Marin County, Manhasset, and Palm Beach during the three months ended September 30, 2021. We intend to open one additional retail store in the fourth quarter of 2021. In addition to scaling our physical infrastructure, growing our single-SKU business operations and developing our SKU-depth capabilities require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
Seasonality. Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes.
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	(In thousands, except AOV and percentages)
GMV	$367,925	$245,355	$1,045,253	$685,732
NMV	$273,417	$189,059	$774,088	$513,481
Number of Orders	757	550	2,119	1,562
Take Rate	34.9%	35.4%	34.6%	35.9%
Active Buyers	772	617	772	617
AOV	$486	$446	$494	$439
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation:
Net loss	$(57,196)	$(43,560)	$(183,912)	$(125,053)
Depreciation and amortization	6,034	4,917	17,840	13,673
Stock-based compensation	12,592	7,372	36,324	16,911
Payroll taxes expense on employee stock transactions (1)	245	—	967	—
Legal fees reimbursement benefit (2)	(500)	—	(500)	—
Legal settlement (3)	500	—	11,788	1,110
Restructuring charges (4)	811	72	2,314	514
Interest income	(55)	(448)	(249)	(2,350)
Interest expense	6,072	2,406	15,374	2,810
Other (income) expense, net	(5)	—	(22)	89
Provision for income taxes	28	(17)	83	38
Adjusted EBITDA	$(31,474)	$(29,258)	$(99,993)	$(92,258)
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
(2) During the nine months ended 9/30/21, we received insurance reimbursement of $3.2 million related to legal fees for a certain matter, of which $2.7 million have been applied to the current year's legal expenses.
(3) On November 5, 2021, a stipulation of settlement was filed with the federal court to settle the putative shareholder class action filed against us, our officers and directors, and the underwriters for the Company’s initial public offering. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the settlement stipulation provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. Also on November 5, 2021, a stipulation of settlement was filed in the derivative case filed against us as a nominal defendant and our officers and directors as defendants. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the settlement stipulation provide that the Company will pay $0.5 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions.
(4) The restructuring charges for the three and nine months ended September 30, 2021 comprise of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse. The restructuring charges for the three and nine months ended September 30, 2020 consist of COVID-19 related costs including employee severance.
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
Operations and Technology
Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. We expect operations and technology expense to increase in future periods to support our growth, including continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from year to year as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Consignment and service revenue	$89,451	$64,152	$246,985	$176,006
Direct revenue	29,387	13,645	75,582	37,111
Total revenue	118,838	77,797	322,567	213,117
Cost of revenue:
Cost of consignment and service revenue	22,714	16,304	64,352	47,253
Cost of direct revenue	25,025	11,964	65,365	31,678
Total cost of revenue	47,739	28,268	129,717	78,931
Gross profit	71,099	49,529	192,850	134,186
Operating expenses:
Marketing	15,708	15,186	44,378	37,747
Operations and technology	61,135	40,578	172,906	117,858
Selling, general and administrative	44,912	35,384	132,504	101,937
Legal settlement	500	—	11,788	1,110
Total operating expenses	122,255	91,148	361,576	258,652
Loss from operations	(51,156)	(41,619)	(168,726)	(124,466)
Interest income	55	448	249	2,350
Interest expense	(6,072)	(2,406)	(15,374)	(2,810)
Other income (expense), net	5	—	22	(89)
Loss before provision for income taxes	(57,168)	(43,577)	(183,829)	(125,015)
Provision (benefit) for income taxes	28	(17)	83	38
Net loss	$(57,196)	$(43,560)	$(183,912)	$(125,053)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Consignment and service revenue	75.3%	82.5%	76.6%	82.6%
Direct revenue	24.7	17.5	23.4	17.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Cost of consignment and service revenue	19.1	21.0	19.9	22.2
Cost of direct revenue	21.1	15.3	20.3	14.8
Total cost of revenue	40.2	36.3	40.2	37.0
Gross profit	59.8	63.7	59.8	63.0
Operating expenses:
Marketing	13.2	19.5	13.8	17.7
Operations and technology	51.4	52.2	53.5	55.4
Selling, general and administrative	37.9	45.5	41.1	47.8
Legal settlement	0.4	—	3.7	0.5
Total operating expenses	102.9	117.2	112.1	121.4
Loss from operations	(43.1)	(53.5)	(52.3)	(58.4)
Interest income	—	0.6	0.1	1.1
Interest expense	(5.1)	(3.1)	(4.8)	(1.3)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(48.2)	(56.0)	(57.0)	(58.6)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(48.2)%	(56.0)%	(57.0)%	(58.6)%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Consignment and Service Revenue
Consignment and service revenue increased by $25.3 million, or 39%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and increased by $71.0 million, or 40%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in revenue was driven primarily by a 50% and 52% increase in GMV during the three and nine months ended September 30, 2021, respectively, partially offset by an increase in returns and cancellations year over year. GMV growth during the three months ended September 30, 2021 was driven by a 38% increase in orders and a 9% increase in AOV. GMV growth during the nine months ended September 30, 2021 was driven by a 36% increase in orders and a 13% increase in AOV. Returns and cancellations as a percentage of GMV for the three months and nine months ended September 30, 2021 was 25.7% and 25.9%, respectively, compared to 22.9% and 25.1% for the three and nine months ended September 30, 2020, respectively. These increases were primarily due to a lower mix of non-returnable items during the three and nine months September 30, 2021. Our take rate decreased to 34.9% from 35.4% during the three months ended September 30, 2021 compared to the same period last year due to higher contribution from lower take rate products. Our take rate decreased to 34.6% from 35.9% in the nine months ended September 30, 2021 compared to the same period last year due to the higher sales mix of lower take rate categories such as watches, handbags, fine jewelry, and sneakers.
Direct Revenue
Direct revenue increased by $15.7 million, or 115%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $38.5 million, or 104%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors, along with higher sales of aged inventory primarily resulting from out of policy returns. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue has been increasing as a percentage of total revenue in recent quarters as a result of a higher sales mix of company-owned inventory due to direct purchases from businesses and consignors, and may continue to in the near term. However, direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment and service revenue, as well as the amount of company-owned inventory we purchase.
Cost of Consignment and Service Revenue
Cost of consignment and service revenue increased by $6.4 million, or 39%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $17.1 million, or 36%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business. Gross margin remained flat in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by 1 percentage point in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily attributable to consignment and service revenue growth outpacing corresponding shipping costs increases.
Cost of Direct Revenue
Cost of direct revenue increased by $13.1 million, or 109%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $33.7 million, or 106%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Gross margin increased by 3 percentage points for the three months ended September 30, 2021 driven by a higher sales mix of higher margin company-owned inventory.
Gross margin decreased by 1 percentage point for the nine months ended September 30, 2021 compared to the same period last year, primarily due to a higher sales mix of aged inventory. As we continue to make direct purchases from vendors, gross margin may vary from period to period.
Marketing
Marketing expense increased by $0.5 million, or 3%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $6.6 million, or 18%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to increases in advertising costs and marketing program expenses as we seek to optimize the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percent of revenue, marketing expense decreased to 13.2% from 19.5% in the three months ended September 30, 2021 and 2020, respectively, and decreased to 13.8% from 17.7% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology
Operations and technology expense increased by $20.6 million, or 51%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $55.0 million, or 47%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense due to an increase in headcount, and higher occupancy costs due to our additional retail stores and authentication center in Arizona. The increase was also driven by an increase in travel expense, as well as restructuring costs associated with the transition of operations from our Brisbane authentication center to our Arizona authentication center during the three and nine months ended September 30, 2021.
As a percent of revenue, operations and technology expense decreased to 51.4% from 52.2% in the three months ended September 30, 2021 and 2020, respectively, and decreased to 53.6% from 55.3% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

Selling, general and administrative expense increased by $9.5 million, or 27%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $30.6 million, or 30% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to higher employee compensation expenses, including stock-based compensation expense due to an increased headcount, an increase in software fees, partially offset by an insurance reimbursement for legal expenses.
As a percent of revenue, selling, general and administrative expense decreased to 38% from 45.5% in the three months ended September 30, 2021 and 2020, respectively, and decreased to 41% from 47.8% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, respectively. These expenses may vary from period to period as a percentage of revenue.
Legal Settlement
Legal settlement expense increased $0.5 million, or 100%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased by $10.7 million, or over 100%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increases were primarily due to the $11.0 million legal settlement for the shareholder class action filed against us and $0.5 million of attorney's fees to be paid as part of the settlement for the related derivative case filed against us, both of which were accrued for in connection with the settlement of both actions during the nine months ended September 30, 2021.
Interest Income
Interest income decreased $0.4 million, or 88%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and decreased $2.1 million, or 89%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, respectively, primarily due to lower rates and lower average investment balances.
Interest Expense
Interest expense increased $3.7 million, and over 100%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $12.6 million, or over 100%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, respectively, primarily due to the contractual interest expense and amortization of the debt discount related to the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income (Expense), Net
Other expense decreased by less than $0.1 million in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Other expense decreased by $0.1 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Liquidity and Capital Resources
As of September 30, 2021, we had unrestricted cash and cash equivalents of $444.8 million and an accumulated deficit of $715.9 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through several rounds of venture capital financing. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of 3% convertible senior notes due 2025 and the related cap call transactions. In March 2021, we received net proceeds of $244.5 million from the issuance of the 1% convertible senior notes due in 2028 and the related cap call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future as we navigate the challenges presented by COVID-19 and invest in expansion activities in the longer term. We believe our existing cash and cash equivalents as of September 30, 2021 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(123,387)	$(96,017)
Investing activities	(33,758)	134,544
Financing activities	251,108	150,119
Net increase in cash and cash equivalents	$93,963	$188,646
Net Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $123.4 million, which consisted of a net loss of $183.9 million, adjusted by non-cash charges of $81.4 million and cash outflows due to a net change of $20.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an increase of $21.6 million in inventory driven by an increase in direct purchases of inventory from vendors, a decrease of $12.5 million in operating lease liability, a increase of $5.3 million in prepaid expenses and other current assets, and a $6.2 million decrease in accounts payable, partially offset by a $22.0 million increase in other accrued and current liabilities. We anticipate direct inventory purchases from vendors to continue through the remainder of 2021.
During the nine months ended September 30, 2020, net cash used in operating activities was $96.0 million, which consisted of a net loss of $125.1 million, adjusted by non-cash charges of $45.9 million and cash outflows due to a net change of $16.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to decreases of $8.3 million in accrued consignor payable, an increase of $4.6 million in prepaid and other current assets, partially offset by a decrease of $4.9 million in inventory.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $33.8 million, which consisted of $30.3 million for purchases of property and equipment, net, including leasehold improvements and $7.5 million for capitalized proprietary software development costs, partially offset by $4.0 million of proceeds from maturities on short-term investment.
During the nine months ended September 30, 2020, net cash provided by investing activities was $134.5 million, which consisted of $222.2 million proceeds from maturities on short-term investments and $7.9 million in sales of short-term investments, partially offset by $73.3 million for purchases of short-term investments, $15.7 million for purchases of property and equipment, net, including leasehold improvements, and $6.6 million for capitalized proprietary software development costs.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $251.1 million, which primarily consisted of proceeds of $278.2 million from the issuance of the 1.00% convertible senior notes, net of issuance costs, $5.5 million from the exercise of stock options partially offset by $33.7 million for the purchase of capped calls related to the Notes issuance.
During the nine months ended September 30, 2020, net cash provided by financing activities was $150.1 million, which primarily consisted of proceeds of $166.3 million from the issuance of the 3.00% convertible senior notes, net of issuance costs, $7.1 million from the exercise of stock options and warrants partially offset by $22.5 million for the purchase of capped calls related to the 2025 Notes issuance.
Convertible Senior Notes

As of September 30, 2021, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
Contractual Obligations and Commitments
As of September 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.
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
As of September 30, 2021, we had unrestricted cash and cash equivalents of approximately $444.8 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants’ filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the Amended and Consolidated Complaint in the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. In connection with the settlement, the Company recorded approximately $11.0 million for the three months ended June 30, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.
On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware. The derivative complaints allege factual allegations largely tracking the above referenced purported shareholder class actions. The two derivative cases have been consolidated. On September 13, 2021, the parties reached a settlement in principle of the derivative case. The settlement in principle provides for certain corporate governance reforms in exchange for a release and dismissal of the lawsuit. On October 21, 2021, the parties reached agreement to pay up to $0.5 million in attorneys’ fees and costs to plaintiffs’ counsel in the derivative case. On November 5, 2021, the parties entered into a stipulation of settlement, which is subject to preliminary and final approval by the court. In connection with the derivative settlement, the Company recorded approximately $0.5 million for the three months ended September 30, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.
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
We experienced net losses of $75.8 million, $98.4 million, $175.8 million, and $57.2 million in 2018, 2019, 2020, and the three months ended September 30, 2021 respectively, and as of September 30, 2021 we had an accumulated deficit of $715.9 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*+	Offer Letter dated September 15, 2021 between the Company and Robert Julian.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: November 8, 2021	By:	/s/ Julie Wainwright
Julie Wainwright
Chief Executive Officer

Date: November 8, 2021	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer