Form 10-K
period 2021-12-31
TheRealReal, Inc.
filed 2022-02-28
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(ad) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission File Number 001-38953
______________________________________
The RealReal, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	45-1234222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Francisco Street Suite 600 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 435-5893
_______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $1,524,824,900 as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 30, 2021. Excludes an aggregate of 14,292,254 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 30, 2021.
The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 93,055,388.
DOCUMENTS INCORPORATED BY REFERENCE
List Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders.

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
We also operate our larger footprint flagship retail stores, or Flagship Stores, in West Hollywood in Los Angeles, California, Union Square in San Francisco, California, SoHo and Upper East Side in New York, New York and in Chicago, Illinois. Our Flagship Stores are typically 8,000 to 12,000 square feet with thousands of unique items for sale and are located in highly desirable, densely populated locations with strong foot traffic. In addition, we operate smaller footprint neighborhood retail stores, or Neighborhood Stores, in twelve locations in New York, California, Texas, Georgia, Connecticut and Florida. Our Neighborhood Stores are typically 1,800 to 3,500 square feet with items for sale reflecting a selection of the Company's online assortment and are located in an area with a large number of potential customers.

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
•    We also operate Flagship and Neighborhood Stores. Our stores are valuable to us in multiple ways as they help us acquire higher value buyers and consignors, increase lifetime value, increase average order value, and lower return rates. We also benefit from increased brand awareness that accelerates overall market growth.
Our Consignors
By making consignment easy, convenient, reliable and fast for our consignors, we aim to unlock a vast quantity of desirable, high-quality, primarily pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2021, approximately 84% of our gross merchandise value ("GMV") came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.
Our sales and service organization is responsible for obtaining exclusive supply for our online marketplace. Our sales professionals generate a robust pipeline of new consignors and build lasting relationships, which cannot be easily replicated. They consult on the consignment process and leverage data to advise consignors on pricing, expected selling time and market trends.
•    We deliver an end-to-end service experience. We remove friction from the consignment process by providing multiple consignment methods. We offer concierge at-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers.
•    We do the work on behalf of consignors. Once consigned items reach one of our four authentication centers, we authenticate, write the associated copy, photograph, price, sell and handle all fulfillment and returns logistics, making the consignment process seamless. Improvements in our automation of pricing, copywriting and photo retouching have improved the efficiency of our operations.
•    We generate high commissions for consignors. Our scale and global reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. Our consignors earn up to 85% in commissions and achieved an average commission rate of approximately 65% in 2021.
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
•    We drive rapid monetization. Our online marketplace efficiently matches supply with demand resulting in exceptional sales velocity. In 2021 and 2020, approximately 59% and 60% of the products on our online marketplace sold within 30 days, respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in that period. In 2021 and 2020, our online marketplace sell-through ratios were 94% and 99%, respectively.
In addition to consignments from individuals, we also make direct purchases from business sellers such as resellers, wholesalers, brands, retailers, or Vendors, which helps to drive supply and expand our product offerings.
Our Buyers
We make it easy for buyers to shop our vast, yet curated selection of authenticated, primarily pre-owned luxury goods. In 2021, we had approximately 797,000 active buyers and approximately 84% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we aim to attract new buyers and drive repeat purchases from our existing buyers.
•We offer a seamless buying experience. Buyers access our omni-channel online marketplace through our website, mobile app and retail stores, enabling them to purchase anytime, anywhere. Our Flagship and Neighborhood Stores also offer our buyers sophisticated service, surrounded by a beautifully designed space, where they can shop our dynamic curation of authenticated pre-owned luxury goods across all of our categories.
•We build trust by putting every item through our authentication process. We continue to invest and innovate in authentication. We believe we have the most rigorous authentication process in the marketplace. We have highly trained gemologists, horologists, brand experts and art curators who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. Our gemologists and horologists authenticate and inspect our fine jewelry and watches, and each piece comes with an authentication certificate. We utilize sophisticated gemological devices to assist our experts and continue to innovate in this area. In 2021, we developed a proprietary technology with the University of Arizona to inspect gemstones faster and more accurately, without unmounting the stone. In addition, our team of fine art curators and specialists research and validate art pieces for authenticity. In 2021, we augmented our authentication process with proprietary item and consignor risk scoring algorithms. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are removed from our authentication centers.
•We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2021, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.
•We provide a gateway to luxury brands. We believe we are expanding the overall market for both new and pre-owned luxury goods, as the ability to experience and engage with luxury brands through our online marketplace results in an earlier appreciation for high-quality, well-crafted items, and inspires consumers to purchase new luxury items. As of December 31, 2021, we had partnerships with Stella McCartney, Burberry, Nanushka, Saks Fifth Avenue, and Mytheresa, and we believe our online marketplace cultivates customer relationships for luxury brands.
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
Our powerful data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from approximately 865 million views of items on our online marketplace in 2021 by potential buyers, which we refer to as item views, and approximately 23.0 million item sales since inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary algorithms and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.
Environmental, Social and Governance
Our stakeholders are essential to our business—shareholders, consignors, buyers, employees, and the communities in which we do business. We aspire to operate our business with positive social and environmental impact. We have taken steps in human capital initiatives that drive equality through equal pay and equal opportunity.
Our board of directors and its committees provide oversight on certain human capital matters, including our Diversity and Inclusion programs and initiatives. As noted in its charter, our Compensation, Diversity and Inclusion Committee is responsible for reviewing and recommending to our board of directors compensation plans, policies and programs intended to attract, retain and appropriately reward employees, as well as provide oversight of the Company’s policies, programs, and initiatives focusing on leadership and workforce diversity and inclusion. Our Corporate Governance and Nominating Committee provides oversight of the Company’s policies, programs and initiatives focusing on social responsibility, including environmental and sustainability and social and human rights matters. Our Audit Committee works closely with our management to discuss current and emerging risks related to our workforce and what steps management is taking to manage and reduce the Company’s exposure to risk. The actions of these committees and the work of our board of directors and management seek to attract, retain and develop a diverse and inclusive workforce that is motivated to achieving the Company’s business objectives.
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
We are committed to extending the lifecycle of luxury goods by promoting their recirculation, rather than creating waste. Our sustainability efforts include:
•    Carbon Neutral Pledge. In November 2019, we were the first company to take the pledge in the CEO Carbon Neutral Challenge issued by Gucci CEO, Marco Bizzarri. We pledged to be carbon neutral in 2021, and we reached that goal in 2020 (Scope 1, Scope 2 and certain Scope 3 emissions (downstream transportation and distribution, employee travel, purchased goods and services (corrugate), and capital goods (paper))). The RealReal engaged an independent third-party to measure The RealReal’s total greenhouse gas (GHG) emissions. Our path to carbon neutrality included implementing reductions and annually offsetting emissions that cannot be eliminated.
•    Sustainability Calculator. In 2018, we launched our Sustainability Calculator on National Consignment Day as a tool to quantify the positive impact consignment has on the planet.
•    Circular Resource Lab and ReCollection 02. In 2021, we launched our 64-piece apparel collection, which reimagined the unwearable or damaged into unique and premium luxury items. ReCollection 02, the first project from our new Circular ReSource Lab that works to create impactful solutions to the fashion waste crisis, gives new life to clothing that would otherwise likely end up in a landfill. Circular ReSource Lab is a hub for us to test, learn and share to create impactful solutions to the fashion waste crisis.
•    National Consignment Date. We founded National Consignment Day as a national recognition day that occurs on the first Monday of October. National Consignment Day celebrates the positive impact consigning has on the environment. We expect to create a National Consignment Day campaign as an opportunity to encourage people to consign.
•    Environmental Management System. In 2020, we formed a cross-functional Environmental Management System (also known as our Sustainability Taskforce) to identify projects throughout the organization that have the potential to reduce our environmental impact. The Sustainability Taskforce prioritizes high impact projects, meets bi-weekly and aims to embed a focus on sustainability across the organization. Throughout 2021, we provided regular updates to our executive steering committee on progress toward achieving our goals and initiatives.

•    United Nations Climate Change’s Fashion Industry Charter for Climate Action. In April 2019, we became the first company in the resale industry to join the United Nations Climate Change’s Fashion Industry Charter for Climate Action, which aims to limit global warming within the fashion industry and inspire climate action. The charter endeavors to achieve a 50% reduction in carbon emissions in the fashion industry by 2030 and net zero emissions by 2050. We are currently developing a detailed plan to meet our target of reducing our total GHG emissions (Scope 1, Scope 2 and Scope 3) 50% by 2030, from our 2019 emissions baseline.
•    Repair Program. We have several repair and alteration programs that put our brand’s mission into practice, further extending the life cycle of luxury goods. The repair services help reduce the number of condition-based rejections and create a streamlined process to help keep items in circulation.
Human Capital Resources
Our employees are guided by our mission to empower consignors and buyers to extend the life cycle of luxury goods. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our ability to innovate as we work to create a more sustainable future. We proactively seek feedback and guidance from our employees, whom we see as our partners in building a strong organizational culture.
As of December 31, 2021, we had 3,355 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our authentication centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive.
Diversity and Inclusion
We work to inspire and empower our employees to think creatively and authentically, share their ideas, bring their whole selves to work, and strive for greatness every day. We are proud to have a diverse team, and we recognize there is opportunity for us to continue improving representation, particularly among our senior leadership. We support and celebrate diversity, and are committed to providing an equal employment opportunity regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, gender identity or expression, or Veteran status. Below is a breakdown of how our team self-identifies as of December 31, 2021 (table does not reflect, of the total individuals surveyed, approximately 3% who chose not to self-identify, approximately 4% who self-identified as two or more races, and approximately 1% who self-identified as Native American):

	All	Corporate	Management	Executives	Board
Black	18%	15%	8%	0%	22%
Hispanic/Latinx	29%	12%	17%	0%	0%
Asian	8%	19%	13%	14%	0%
White	36%	45%	55%	79%	78%
Female	66%	65%	63%	53%	67%

In 2021, we developed and launched our current DEI vision and strategy. We aspire to be designers of an equitable future. Creating a more sustainable future by growing the circular economy requires us to bring different perspectives together to solve problems in new, meaningful ways. We believe that a culture of trust, safety and belonging is key to unlocking the power of differences, leading to creative problem solving and high performing teams in order to fuel our purpose and impact. In order to deepen visibility into our workforce data, in 2021 we expanded employee self-reporting options to include gender identity, LGBTQ, veteran, and disability status.
In 2021, we continued to develop and grow our six Employee Resource Groups (ERGs) by developing clear missions, introducing a new leadership structure, and amplifying diverse voices across our company. ERG membership grew to over 1,000 employees, or 20% of our workforce, since launching one year ago. In partnership with the DEI team, ERGs led initiatives and programs focused on education, awareness, career development, and social connection. We also enabled pronoun features across our technologies to enhance inclusion of trans and non-binary employees and normalize pronoun sharing.

We provide training on managing bias to managers of people and have invested in a DEI learning curriculum to empower employees at all levels with the knowledge and resources to practice inclusion. We implemented a tool that encourages employees to report bias, discrimination and harassment, or behavior that does not reflect our values and policies, and provide feedback on culture.
In 2021, we formed several new recruiting partnerships to strengthen access to diverse talent communities, including the Black in Jewelry Coalition, Jopwell and the National Sales Network. We participated in both the Black in Fashion Council and Racial Equality Project benchmarking surveys to uncover opportunities to advance equity. We implemented a diverse slate requirement for all roles Director and above requiring at least one underrepresented candidate to be interviewed before filling a role, which has been 100% met to date. This summer, we hosted our first internship class as part of our work to build a diverse talent pipeline, 67% of whom identified as women, and 67% as Black, Indigenous, and people of color ("BIPOC"). We are also investing in the growth and retention of our diverse talent through differentiated leadership development, including by launching a six month coaching and development pilot for 100 BIPOC women.
In addition, when searching for new directors, the Board actively seeks out women and individuals from minority groups to include in the pool from which Board nominees are chosen.
Talent Development and Training
We believe that the training and development of our employees is critical to our long-term success. We offer a variety of employee training programs in addition to the DEI programs discussed above, including onboarding, technical skills training, product and services training, and managerial soft skills training. These programs include training specific to each of our business functions, enabling us to provide our consignors and buyers with a consistent luxury experience. For example, we support our sales professionals by providing a 10-day virtual onboarding sequence conducted through peer-to-peer, facilitated and self-learning sessions, followed by continuous professional development programs. Our authentication team receives training depending on one of five levels. Entry level authenticators receive approximately 40 hours of training, and our expert authenticators receive additional and ongoing trainings to stay informed on the latest developments in brand authenticity. In 2021, we also delivered a Manager Development Series that was open to all people managers across the organization, and we offered a Leadership Development Program for selected people managers at the director and above levels.
Each employee receives training appropriate to the scope and nature of their role. Our FLSA exempt employees receive an annual performance review and our people managers have quarterly meetings with their employees to address performance and development, as appropriate. As a part of our onboarding program, we have developed an engagement monitoring plan for our employees in the form of personal check-ins and questionnaires.
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
Importantly, we recognize the importance of supporting our employee’s overall well-being and invested in programs that support mental and emotional health.

Seasonality
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
We currently have four authentication centers, one in Arizona and three in New Jersey. In addition, we operate a number of retail stores in select locations in the United States. For consignors, we also provide drop off of consigned goods at any one of our numerous luxury consignment offices (“LCOs”). In response to the COVID-19 pandemic, state and local governments initially imposed significant limitations on business operations. As of the date of this filing, our authentication centers, retail stores and LCOs are all operating subject to certain restrictions, such as modified operating models and hours and enhanced safety and cleaning protocols. We have also taken actions to facilitate the continued operation of our business, including implementing social distancing measures, offering virtual consignment appointments to augment our concierge service, providing curbside pick-up for both our consignors and buyers, and enabling employees to work remotely to the extent possible. In addition to these operational challenges, the COVID-19 pandemic also threatens the health of our employees, consignors and buyers. Our business is critically dependent on our employees who staff our facilities and stores. It is unclear whether further or new limitations will be imposed in the near future due to the current resurgence of the COVID-19 virus and any new variants. The nature, scope and duration of the effects of the COVID-19 pandemic on our operations is highly uncertain and could have a material adverse effect on our business and operating results.
The COVID-19 pandemic has impacted, and may continue to impact, our business.
The COVID-19 pandemic and related government-mandated measures, such as business closures and vaccine mandates, have created significant market volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the pandemic; government, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed deliveries to our buyers; and weakened consumer demand. Additionally, the increased number of employees who work remotely could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. Our ability to return to normalized operations and the timing of such a return cannot be predicted at this time. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be heightened as a result of the impacts of the COVID-19 pandemic. At this time, we cannot reasonably estimate the full extent of impact of the COVID-19 pandemic on our business, operations and financial results.
Risks Relating to Our Revenue and Operating Results
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net losses of $98.4 million, $175.8 million, and $236.1 million in 2019, 2020 and 2021, respectively, and as of December 31, 2021 we had an accumulated deficit of $768.1 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.
While we experienced negative revenue growth in 2020, our revenue grew in 2018, 2019 and 2021. Such recent revenue growth should not be considered indicative of our future performance. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could also strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
We may not accurately forecast revenue and appropriately plan our expenses.
We make certain assumptions when planning our expenses based on our expected revenue. These assumptions are partly based on historical results. We rely on a constant supply of consigned goods to sustain and grow our revenue, making our revenue in any given period difficult to predict. Because our operating expenses are relatively fixed in the short term, any failure to achieve our revenue expectations would have a direct adverse effect on our business, financial condition, operating results and the price of our stock.
We have experienced seasonal and quarterly variations in our revenue and operating results.
Our business is seasonal and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter due to the holiday season and seasonal promotions. We expect this to continue in the future. If we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. In any given year, our seasonal sales patterns may become more pronounced, may strain our personnel and may cause a shortfall in revenue related to expenses in a given period, which could substantially harm our business, operating results and financial condition. In anticipation of increased activity during the fourth quarter, we also incur significant additional expenses, including additional marketing and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such increased costs may harm our profitability, especially if we are experiencing lower than expected revenue during the holidays.
Greater than expected product returns may exceed our reserve for returns.
We generally allow buyers to return certain purchases from our website and retail stores under our return policy. We record a reserve for returns against proceeds we receive from the sale of goods on our online marketplace when we calculate revenue. We estimate this reserve based on historical return trends and our current expectations. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions, and higher than expected returns in connection with fourth quarter holiday buying may cause actual returns to exceed our reserve for returns. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.
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
We currently operate a limited number of retail stores, including a number of “neighborhood stores” with smaller square footage. We believe that retail stores are critical for our growth expansion of our business, raising brand awareness with consignors and buyers and generating new supply. We also believe that an expansion of our brick-and-mortar presence complements our online marketplace and strengthens the omni-channel consigning and buying experience. We may, however, have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We also face a number of challenges in opening new stores, including locating retail space having a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our retail operations in a cost-effective manner. Prior to the COVID-19 pandemic, competition for retail locations had been increasing, making it more difficult to locate and secure retail space on acceptable pricing and other terms. Even if we are able to secure attractive retail locations, the opening of new stores brings operational challenges. In expanding our locations, we must provide our consignors and buyers with a consistent luxury experience. In the past, our stores have been the target of theft and have also experienced property damage. Any such future incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies. In addition, the offering of unique, single-SKU products creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our authentication centers. If we are not able to manage or execute on our retail growth strategy, our business, operating results, prospects and reputation may be harmed.
Expansion of our operations internationally will require significant management attention and resources.
While we have buyers from outside the United States who purchase items from our online marketplace, we have not expanded our physical operations internationally. If we choose to do so, we would need to adapt to various local cultures, languages, standards, laws and regulations and policies. Our business model we employ may not appeal to consignors and buyers outside of the United States. Furthermore, to succeed with clients in international locations, it will be necessary to locate authentication centers in foreign markets and hire local employees in those markets, and we may have to invest in such facilities before demonstrating that we can successfully run operations outside of the United States. If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
Risks Relating to Supply
We may not be able to obtain sufficient new and recurring supply of pre-owned luxury goods.
Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our LCOs. We also reach new consignors through paid advertising, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We recently increased our paid marketing expenses by investing more in television advertising and digital marketing and we expect to increase our spending on these and other paid marketing channels in the future. We cannot be certain that these efforts will yield more consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. Due to the COVID-19 pandemic, we have modified our concierge consultation method for consigning luxury goods to operate on a “no contact” basis. It is unclear what impact this modified “no contact” concierge consultation method will have on our operations and these new and existing consignors may not be as willing, or willing at all, to utilize our other methods for consignment. We have also added a buy upfront program in an effort to generate additional supply. The effectiveness of this program, including its commission structure, is still uncertain. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business and our operating results would be adversely affected.

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
We have established brand partnerships with brands such as, Gucci, Stella McCartney and Burberry, and seek to add additional partnerships in the future. We believe that these partnerships are important to increasing our supply and growing our business. We make direct purchases of products from our brand partners, which helps us to drive supply and expand our product offerings. To establish and maintain these partnerships, brands must trust, among other things, our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we are unable to provide value to our existing partners or to add new partners, the growth of our business may be harmed.
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
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of the COVID-19 pandemic and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
Our women’s category contributes a significant amount to our GMV. We intend to deepen our penetration in other high-value categories such as men’s, jewelry and watches, and home and art and continue to explore additional categories of luxury goods. If these additional categories of pre-owned luxury goods are not accepted by our existing consignors or buyers, or if such categories do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in these additional categories, and these categories of goods may also have a different range of margin profiles than the goods currently sold through our online marketplace. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face novel challenges in authenticating goods as we expand our product offerings. In addition, we may experience greater competition in specific categories from companies that are more experienced in these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.
We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty. Many of these factors have occurred, and may occur in the future, as a result of the COVID-19 pandemic. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower Average Order Volume (“AOV”) due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
The public disclosure of our Environmental, Social and Governance ("ESG") metrics may subject us to risks.
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
To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. Prior to the COVID-19 pandemic, we had rapidly increased our operations employee headcount to support the growth of our business. The market for employees is increasingly competitive and highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. We also provide specific training to our employees in each of our business functions in order to provide our consignors and buyers with a consistent luxury experience. We have recently faced labor shortages exacerbated by the effects of COVID-19, and we may continue to experience such shortages in the future. Our hiring challenges negatively impacted the time for processing and launching products on our website, and negatively impacted our GMV results, and similar challenges could negatively impact our business in the future. If we fail to successfully locate, hire, train and retain personnel in the future, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.
We may not be able to identify and lease authentication centers in suitable geographic regions.
We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. Our ability to successfully grow our business depends on the availability and cost of leasing additional authentication centers that meet our criteria for a geographic location with access to a large, qualified talent pool as well as square footage, cost and other factors. We currently have four authentication centers - one in Arizona and three in New Jersey. Optimal space is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to secure adequate authentication centers could have an adverse effect on our business and operating results.
We may experience damage or destruction to our authentication centers or retail stores in which we store all of the consigned luxury goods we offer through our online marketplace.
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of the goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers and potential buyers believe that the luxury goods we offer on behalf of our consignors is not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers, our liabilities exceed the maximum insurance coverage amount which would materially adversely impact our business and operating results.
Shipping is a critical part of our business and any changes in our shipping arrangements, interruptions in shipping or damage to products in transit could adversely affect our operating results.
Our business depends on shipping vendors to meet our shipping needs. If we are not able to maintain acceptable pricing and other terms or if our vendors experience performance problems or other difficulties, including as a result of the COVID-19 pandemic, it could negatively impact our operating results and our consignors’ and buyers’ experience. If we partner with additional vendors or switch vendors in response, we may experience a disruption in shipping, which may negatively impact our reputation with consignors and buyers. We face particular challenges in shipping internationally, including delays in shipments and customer service issues relating to the imposition of duties, which can be substantial for luxury items. Because of the seasonality of our business, any disruption to delivery services due to adverse weather, especially as climate change increases the frequency of such adverse weather, could result in delays that could adversely affect our reputation or operational results. In addition, most of the items we sell are valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. If our goods are not delivered in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
We may be unable to successfully leverage technology to automate and drive efficiencies in our operations.
We are building automation, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could cause interruptions in and delays to our operations which may harm our business. We have created our own purpose-built technology to operate our business, which may lack efficiency or become obsolete as we grow and we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed.
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
In the ordinary course of our business, we collect, process and store certain personal information (including credit card information) and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors could be the subject of hacking, social engineering, phishing attacks or other attacks, which may allow hackers or other unauthorized parties, including our employees, to gain access to personal information or other data, including payment card data or confidential business information. We and our vendors have faced these attacks previously and regularly must defend against or respond to such incidents. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, damage our reputation, cause some participants to decrease or stop their use of our online marketplace and subject us to litigation, government action, increased transaction fees, remediation costs, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, financial condition and operating results. While we carry insurance related to potential data breaches, the insurance we do carry may not be adequate to cover all possible losses that our business could suffer.
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
We have in the past incurred, and may in the future incur, losses from various types of fraudulent transactions, including the use of stolen credit card numbers, claims that a consignment of a good was not authorized and that a buyer did not authorize a purchase. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. Our failure to adequately prevent fraudulent transactions could damage our reputation, result in litigation or regulatory action or lead to expenses that could substantially impact our operating results.
Risks Relating to Our Employees
We may be unable to attract and retain key personnel or to effectively manage leadership succession.
Our success depends in part on our ability to attract and retain key personnel on our executive team. Senior employees have left our company in the past and others may leave in the future. We often cannot anticipate such departures and may not be able to promptly replace key leadership personnel. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer, Julie Wainwright, has unique and valuable experience from creating and leading our company from its inception through today. If she were to depart or otherwise reduce her focus on The RealReal, our business may be disrupted.
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
•the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors;
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
•hedging activities by market participants;
•sudden increased or decreased interest in our stock from retail investors;
•substantial fluctuations in the daily trading volume of our common stock;
•announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•price and volume fluctuations in the stock market, including as a result of trends in the economy;
•lawsuits threatened or filed against us;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health, such as the current COVID-19 pandemic.
In addition, price and volume fluctuations in the stock markets have affected and may continue to affect many online marketplace and other technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
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
•establish a classified board of directors so that not all directors are elected at one time;
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
•prohibit stockholder action by written consent;
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
In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the "2025 Notes"), and in March 2021, we issued $287.5 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Notes"), each issuance in an offering exempt from registration. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The accounting method for the Notes materially affects our reported financial results.
Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options, we have historically accounted for the liability and equity components of the Notes separately because the Notes may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. This bifurcation resulted in a debt discount for Notes. See "Note 2—Summary of Significant Accounting Policies— Convertible Senior Notes." We used the effective interest method to amortize the debt discount to interest expense over the amortization period, which is the expected life of the Notes. However, ASC 470-20 has been amended for fiscal years beginning after December 15, 2021, such that we will account for the Notes as a single liability measured at their amortized cost beginning January 1, 2022, unless we determine that the conversion feature is a derivative that must be bifurcated from the host contract or that the substantial premium model in ASC 470-20 applies. As a result of this amendment, we expect a decrease to our accumulated deficit as of January 1, 2022 related to the interest expense from the amortization of the debt discount. In addition, we calculate diluted earnings per share using the "if converted" method, which assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which adversely affects our diluted earnings per share. Future amendments to the accounting treatment for the Notes, could adversely affect our financial results, the trading price of our common stock and the trading price of the Notes.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California and are leased for a term that expires in 2027 with a right of renewal. We lease an aggregate of approximately 1.4 million square feet of space for storage, merchandising operations and fulfillment located in Arizona and New Jersey. The lease to our Arizona facility expires in 2031, and leases to our New Jersey facilities each expire in 2029, all with a right of renewal. We lease additional offices located in Los Angeles and New York City and LCOs located in Chicago, Dallas, Los Angeles, Miami, New York and Washington D.C. We also have retail stores located in San Francisco, Brentwood, Palo Alto, Newport Beach, Los Angeles, Chicago, Greenwich, Dallas, Austin, Atlanta, Marin County, Manhasset, Palm Beach and New York City. We believe that our properties are suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.
Item 3. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies. See “Note 11—Commitments and Contingencies” in the notes to the audited financial statements.

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. The Court entered an Amended Scheduling Order on December 20, 2021. Under the Amended Scheduling Order, all fact discovery is to be completed by August 1, 2022 and all discovery is to be completed by November 14, 2022. Fact discovery is underway, and the parties are actively working to resolve several ongoing discovery disputes. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against us, our officers and directors and the underwriters of our IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. In connection with the settlement, the Company recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.

On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware. The derivative complaints allege factual allegations largely tracking the above referenced purported shareholder class actions. The two derivative cases have been consolidated. On September 13, 2021, the parties reached a settlement in principle of the derivative case. The settlement in principle provides for certain corporate governance reforms in exchange for a release and dismissal of the lawsuit. On October 21, 2021, the parties reached agreement to pay up to $0.5 million in attorneys’ fees and costs to plaintiffs’ counsel in the derivative case. On November 5, 2021, the parties entered into a stipulation of settlement, and, on February 11, 2022, the court entered an order and final judgment approving the settlement. In connection with the derivative settlement, the Company recorded approximately $0.5 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. The stipulation of settlement was preliminarily approved on December 8, 2021, and the $0.5 million was paid within thirty (30) days of the preliminary approval, or on January 7, 2022, with available resources.
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
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.00001 per share, is listed on the Nasdaq Global Select Market, under the symbol “REAL” and began trading on June 28, 2019. Prior to that date, there was no public trading market for our common stock.
Stockholders
As of the close of business on February 18, 2022, there were 155 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our 2022 proxy statement set forth in the section titled “Securities Authorized for Issuance under Equity Compensation Plans” to be filed with the SEC within 120 days of the year ended December 31, 2021 (the “Proxy Statement”).
Stock Performance Graph
We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and Russell 2000. All values assume a $100 initial investment on June 28, 2019, the date our common stock began trading on the Nasdaq Global Select Market, through December 31, 2021 and data for the Nasdaq Composite and Russell 2000 assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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
Item 6. Reserved

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
Overview
We are the world’s largest online marketplace for the resale of authenticated luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Since our inception in 2011, we have cultivated a loyal and engaged consignor and buyer base through our investments in our technology platform, logistics infrastructure and people. We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. We offer products across multiple categories including women’s and men’s fashion, fine jewelry and watches, and home and art. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or Virtual Consultations. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 23.0 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment and service revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2021 and 2020, our take rate on consigned goods was 34.7% and 35.7% respectively. The decrease in our take rate was due to the higher sales mix of lower take rate categories such as handbags and jewelry. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
•Direct revenue. In certain cases, such as when we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.
We generate revenue from orders processed through our website, mobile app and 19 retail locations. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 25 million members as of December 31, 2021. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.
Through December 31, 2021, we have cumulatively paid approximately $2.5 billion in commissions to our consignors. Our GMV increased to $1.5 billion in 2021 from $987.0 million in 2020. Our AOV increased to $497 in 2021 from $442 in 2020. In 2021 and 2020, our total revenue was $467.7 million and $299.9 million, respectively, representing an increase of 56% in 2021. In 2021 and 2020, our gross profit was $273.5 million and $187.6 million, respectively, representing an increase of 46% in 2021.
Impact of COVID-19 on Our Business
In the year ended December 31, 2020, the COVID-19 pandemic adversely impacted our business and results of operations. During the year ended December 31, 2021, we experienced a return to our previous high growth.
Early in 2020, operations in our authentication centers were limited, in-person concierge consignment appointments were temporarily suspended and our retail stores and luxury consignment offices were temporarily closed due to restrictions related to COVID-19. As these restrictions began to ease in the second half of 2020, our operations capacity was no longer limited and all of our luxury consignment offices and retail stores re-opened. GMV decreased in 2020 from 2019 as supply and demand were negatively impacted by COVID-19 related disruptions.
In 2021, many COVID-19 related restrictions continued to ease, allowing the Company to resume in-person concierge consignment appointments. GMV and net revenues have fully recovered, yielding year over year increases. During 2021, we faced staffing challenges exacerbated by the effects of COVID-19 and we may continue to experience such challenges in 2022. While supply has continued to come into our authentication centers, hiring challenges in late December 2021 and into early January 2022 negatively impacted the time for processing and launching products on our website. Additionally, the effects of any new variants of COVID-19 that may arise make it difficult to predict the impact of COVID-19 on our business going forward, including any impacts on our vendors.
Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers. We have enforced social distancing in our authentication centers, enabled virtual consignment appointments, implemented curbside pick-up of products from our consignors, and enabled our corporate employees to work remotely. We have followed internally derived specific health-related criteria with an emphasis on comprehensive safety precautions, including frequent cleaning in our stores and social distancing.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2021 and 2020, our marketplace sell-through ratios were 94% and 99%, respectively. Our 2021 sell-through ratio normalized as demand remained strong but we were able to bring in more supply, compared to prior year. The 2020 sell-through ratio was driven by continued high demand but reflected challenges in securing supply due to the adverse impacts of COVID-19.

Our GMV growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2021 and 2020, repeat consignors accounted for approximately 84% and 83% of GMV, respectively.
Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced high buyer satisfaction, as evidenced by our buyer net promoter score of 62 in 2021, and compared to our online shopping industry average of 40 according to NICE Satmetrix U.S. Consumer 2021 data. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
The first graph below shows trends in purchasing activity for buyer cohorts for each year beginning in 2015. Each cohort represents all buyers that first purchased across our online marketplace in the designated year and the aggregate GMV purchased by such cohort for the initial year and each year thereafter. As illustrated in the first graph below, we have seen consistent retention of buyer activity across cohorts through 2021. In 2020, buyer retention was impacted by the adverse impacts of COVID-19 on supply, and as a result, GMV. The second graph below shows the percentage of GMV in each year from our repeat buyers. GMV from repeat buyers reflects purchases made after their initial purchase month.

Annual GMV by Buyer Cohort Year
($ in millions)
Millions
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
2015
2016
2017
2018
2019
2020
2021
2015 2016 2017 2018 2019 2020 2021

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2021, 14% of our buyers had become consignors and 57% of our consignors had become buyers. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included.

Buyers Who Are Also Consignors
(% of GMV)
32.9%
35.3%
36.7%
40.5%
43.7%
44.1%
47.5%
2015
2016
2017
2018
2019
2020
2021

Buyer acquisition cost. Our financial performance depends on effectively managing the expenses we incur to attract and retain buyers. We closely monitor our efficiency in acquiring new buyers. Our buyer acquisition cost (“BAC”) for a given period is comprised of our total advertising spend for acquiring both buyers and consignors, which is principally the cost of television, digital and direct mail advertising, divided by the number of buyers acquired in that period. We adjust or re-allocate our advertising in real-time to optimize our spend across channels, buyer demographics and geographies to improve our return on advertising spend. With the exception of 2020 due to the adverse impacts of COVID-19 on our business, our BAC has declined over time driven by improving acquisition efficiencies.

Buyer Acquisition Cost
$178
$178
$168
$139
$114
$124
$104
2015
2016
2017
2018
2019
2020
2021

Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. In October 2020, we secured a lease in Arizona for an additional authentication center and moved operations from our former Brisbane authentication center in June 2021. We operate flagship retail stores in New York, Los Angeles, San Francisco, and Chicago. In addition to our neighborhood stores in New York, Palo Alto, and Newport Beach, we opened seven new neighborhood stores in Greenwich, Dallas, Austin, Atlanta, Marin County, Manhasset, and Palm Beach during the year ended December 31, 2021. In February 2022, we opened a neighborhood store in Brentwood, CA. In addition to scaling our physical infrastructure, growing our single-SKU business operations require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth, including proprietary machine learning technology to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except AOV and percentages)
GMV	$1,482,432	$986,951	$1,008,344
NMV	$1,092,353	$736,872	$731,445
Consignment and service revenue	$346,848	$247,326	$265,729
Direct revenue	$120,844	$52,623	$50,625
Number of orders	2,981	2,233	2,217
Take rate	34.7%	35.7%	36.3%
Active buyers	797	649	582
AOV	$497	$442	$455
% of GMV from repeat buyers	83.9%	83.0%	82.6%
GMV
GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 26.3%, 25.3%, and 27.5% of GMV in 2021, 2020, and 2019, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment and Service Revenue.
NMV
Net merchandise value ("NMV") represents the value of sales from both consigned goods and our inventory net of platform-wide discounts less product returns and order cancellations and excludes the effect of buyer incentives, shipping fees and sales tax. We believe NMV is a supplemental measure of the scale and growth of our online marketplace. Like GMV, NMV is not a proxy for revenue or revenue growth.
Consignment and Service Revenue
Consignment and service revenue is generated from the sale of pre-owned luxury goods through our online marketplace and retail stores on behalf of consignors. We retain a portion of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations, buyer incentives and adjustments. Additionally, we generate revenue from shipping fees we charge to buyers. We also generate service revenue from subscription fees paid by buyers for early access to products.
Direct Revenue
Direct revenue is generated from the sales of company-owned inventory. We recognize direct revenue upon shipment of the goods sold, based on the gross purchase price net of allowances for product returns, buyer incentives and adjustments.

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
Commission exceptions from the tiered commission structure optimize supply and drive take rate changes. Examples of current commission exceptions include a flat 30% commission on all items under $96, and an 85% commission on watches over $2,495. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.
Active Buyers
Active buyers include buyers who purchased goods through our online marketplace during the 12 months ended on the last day of the period presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.
Average Order Value (“AOV”)
Average order value (“AOV”) means the average value of all orders placed across our online marketplace and retail stores, excluding shipping fees and sales taxes. Our focus on luxury goods across multiple categories drives a consistently strong AOV. Our AOV reflects both the average price of items sold as well as the number of items per order. Our AOV is a key driver of our operating leverage.
Percent of GMV from Repeat Buyers
Repeat buyers represents buyers who made a purchase in the months subsequent to the month they made their initial purchase across our online marketplace and retail stores. GMV from repeat buyers reflects purchases made after their initial purchase month.

Non-GAAP Financial Measures
Adjusted EBITDA
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

Adjusted EBITDA means net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents a reconciliation of net loss to Adjusted EBITDA for 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(236,107)	$(175,832)	$(98,429)
Add (deduct):
Depreciation and amortization	23,531	18,845	13,408
Stock-based compensation	48,802	24,322	7,711
Payroll taxes on employee stock transactions (1)	1,168	—	—
Legal fees reimbursement benefit (2)	(1,204)	—	—
Compensation expense related to stock sales by current and former employees	—	—	819
Legal settlements (3)	13,389	1,110	—
Restructuring charges (4)	2,314	514	—
Abandoned offering costs	—	—	293
Donation to TRR Foundation	—	—	3,155
Interest income	(365)	(2,518)	(4,593)
Interest expense	21,531	5,264	616
Other (income) expense, net	(23)	169	2,102
Provision for income taxes	56	101	199
Adjusted EBITDA	$(126,908)	$(128,025)	$(74,719)
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
(2) During the year ended December 31, 2021, we received insurance reimbursement of $4.3 million related to legal fees for a certain matter, of which $3.1 million have been applied to the current year's legal expenses.
(3) Includes the financial terms of the stipulation of settlement of the putative shareholder class action and the final settlement of the derivative case. On November 5, 2021, a stipulation of settlement was filed with the federal court to settle the putative shareholder class action filed against us, our officers and directors, and the underwriters for the Company’s initial public offering. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the settlement stipulation provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. Also on November 5, 2021, a stipulation of settlement was filed in the derivative case filed against us as a nominal defendant and our officers and directors as defendants. The stipulation of settlement for the derivative case was finally approved by the court on February 11, 2022. The stipulation of settlement for the derivative case was preliminarily approved on December 8, 2021, and the $0.5 million was paid within 30 days of preliminary approval, or on January 7, 2022.

(4) The restructuring charges for the year ended December 31, 2021 comprise of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse. The restructuring charges for the year ended December 31, 2020 consist of COVID-19 related costs including employee severance.

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
•Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept out of policy returns from buyers, and when we make direct purchases from businesses and consignors. We recognize direct revenue upon shipment based on the gross purchase price paid by buyers for goods, net of allowances for product returns, buyer incentives and adjustments.
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
Marketing
Marketing expense comprises the cost of acquiring and retaining consignors and buyers, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs for employees engaged in these activities. We expect these expenses to continue to decrease as a percentage of revenue.
Operations and Technology
Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. We expect operations and technology expense to increase in future periods to support our growth, including continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from year to year as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to continue to decrease as a percentage of revenue.

Selling, General and Administrative
Selling, general and administrative expense is principally comprised of personnel-related costs for our sales professionals and employees involved in finance and administration. Selling, general and administrative expense also includes allocated facilities and overhead costs and professional services, including accounting and legal advisors. We expect these expenses to continue to decrease as a percentage of revenue.

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The following tables set forth our results of operations and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Revenue:
Consignment and service revenue	$346,848	$247,326	$265,729
Direct revenue	120,844	52,623	50,625
Total revenue	467,692	299,949	316,354
Cost of revenue:
Cost of consignment and service revenue	92,788	66,976	73,579
Cost of direct revenue	101,427	45,406	41,252
Total cost of revenue	194,215	112,382	114,831
Gross profit	273,477	187,567	201,523
Operating expenses:
Marketing	62,749	54,813	47,734
Operations and technology	235,829	163,808	143,231
Selling, general and administrative	176,418	140,652	110,663
Legal settlement	13,389	1,110	—
Total operating expenses	488,385	360,383	301,628
Loss from operations	(214,908)	(172,816)	(100,105)
Interest income	365	2,518	4,593
Interest expense	(21,531)	(5,264)	(616)
Other income (expense), net	23	(169)	(2,102)
Loss before provision for income taxes	(236,051)	(175,731)	(98,230)
Provision for income taxes	56	101	199
Net loss	$(236,107)	$(175,832)	$(98,429)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Consignment and service revenue	74%	82%	84%
Direct revenue	26	18	16
Total revenue	100	100	100
Cost of Revenue:
Cost of consignment and service revenue	20	22	23
Cost of direct revenue	22	15	13
Total cost of revenue	42	37	36
Gross profit	58	63	64
Operating expenses:
Marketing	13	18	15
Operations and technology	50	55	45
Selling, general and administrative	38	47	35
Legal and administrative	3	—	—
Total operating expenses	104	120	95
Loss from operations	(46)	(57)	(31)
Interest income	—	1	1
Interest expense	(5)	(2)	—
Other income (expense), net	—	—	(1)
Loss before provision for income taxes	(51)	(58)	(31)
Provision for income taxes	—	—	—
Net loss	(50)%	(58)%	(31)%
Comparison of 2021 and 2020
Consignment and Service Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Consignment and service revenue, net	$346,848	$247,326	$99,522	40%
Consignment and service revenue increased by $99.5 million, or 40%, in 2021 compared to 2020. The increase in revenue was driven primarily by a 50% increase in GMV, partially offset by an increase in returns and cancellations year over year. GMV growth during the year ended December 31, 2021 was driven by a 33% increase in orders and a 12% increase in AOV, due to an increased market demand for online luxury goods. We believe this growth is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the year ended December 31, 2021 was 26.3%, compared to 25.3% for the year ended December 31, 2020. This increase was primarily due to a normalization of customer return patterns during the year ended December 31, 2021. Our take rate decreased to 34.7% from 35.7% during the year ended December 31, 2021 compared to last year due to the higher sales mix of high-value items which typically have a lower take rate, such as watches and fine jewelry.

Direct Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Direct revenue	$120,844	$52,623	$68,221	130%
Direct revenue increased by $68.2 million, or 130%, in 2021 compared to 2020. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors, along with higher sales of aged inventory primarily resulting from out of policy returns. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue has been increasing as a percentage of total revenue in recent quarters as a result of a higher sales mix of company-owned inventory due to direct purchases from businesses and consignors. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment and service revenue, as well as the amount of company-owned inventory we purchase. We anticipate direct revenue to decrease as a percentage of total revenue over the longer term.

Cost of Consignment and Service Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Cost of consignment and service revenue	$92,788	$66,976	$25,812	39%
As a percent of consignment and service revenue	27%	27%
Cost of consignment and service revenue increased by $25.8 million, or 39%, in 2021 compared to 2020. The increase was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business. Consignment and service revenue gross margin remained flat in the year ended December 31, 2021 compared to the year ended December 31, 2020.
Cost of Direct Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$101,427	$45,406	$56,021	123%
As a percent of direct revenue	84%	86%
Cost of direct revenue increased by $56.0 million, or 123%, in 2021 compared to 2020. Direct revenue gross margin increased by 2 percentage points in 2021 compared to 2020, primarily driven by favorable product margins.
The margin profile of our direct revenue is lower than consignment and service revenue. Our total gross margin decreased by 5% in 2021 compared to 2020 due to the increase in direct revenue as a percentage of total revenue. As we continue to make direct purchases from vendors, gross margin may vary from period to period.

Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Marketing	$62,749	$54,813	$7,936	14%
Marketing expense increased by $7.9 million, or 14%, in 2021 compared to 2020. The increase was primarily due to increases in advertising costs and marketing program expenses as we seek to optimize the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percentage of revenue, marketing expense decreased to 13% in 2021 from 18% in 2020. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Operations and technology	$235,829	$163,808	$72,021	44%
Operations and technology expense increased by $72.0 million, or 44%, in 2021 compared to 2020. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense, due to increased headcount to support our growth, and higher occupancy costs due to our additional retail stores and the transition of operations to our authentication center in Arizona. The increase was also driven by an increase in travel expense, software fees, as well as restructuring costs associated with the transition of operations from our Brisbane authentication center to our Arizona authentication center during the year ended December 31, 2021. Stock-based compensation increased due to increased headcount, as well as an increase in long-term equity incentive awards.
As a percentage of revenue, operations and technology expense decreased to 50% in 2021 from 55% in 2020. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to continue to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$176,418	$140,652	$35,766	25%
Selling, general and administrative expense increased by $35.8 million, or 25%, in 2021 compared to 2020. The increase was due to higher employee compensation expenses, including stock-based compensation expense, an increase in software fees, partially offset by an insurance reimbursement for legal expenses. Stock-based compensation increased due to increased headcount, as well as an increase in long-term equity incentive awards.
As a percentage of revenue, selling, general and administrative expense decreased to 38% in 2021 from 47% in 2020. We expect these expenses to decrease as a percentage of revenue over the long term.

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Legal settlement	$13,389	$1,110	$12,279	1,106%

Legal settlement expense increased by $12.3 million, or over 100%, in 2021 compared to 2020. This increase was primarily due to the $11.0 million legal settlement for the shareholder class action filed against us and $0.5 million of attorney's fees to be paid as part of the settlement for the related derivative case filed against us.

Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $418.2 million and an accumulated deficit of $768.1 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of December 31, 2021 will be sufficient to meet our requirements and plans for cash for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to, our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of our authentication centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net cash (used in) provided by:
Operating activities	$(142,151)	$(134,419)	$(54,490)
Investing activities	(43,437)	178,004	(215,356)
Financing activities	252,913	152,815	378,665
Net increase in cash, cash equivalents and restricted cash	$67,325	$196,400	$108,819
Net Cash Used in Operating Activities
During 2021, net cash used in operating activities was $142.2 million, which consisted of a net loss of $236.1 million, adjusted by non-cash charges of $108.3 million and cash outflows due to a net change of $14.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to increases of $28.7 million in inventory driven by an increase in direct purchases of inventory from vendors, a decrease of $15.3 million in operating lease liability, and a decrease of $10.0 million in accounts payable, partially offset by cash inflows due to increases of $30.9 million in other accrued and current liabilities and $14.0 million in accrued consignor payable.
Net Cash Used in Investing Activities
During 2021, net cash used in investing activities was $43.4 million, which consisted of $37.5 million for purchases of property and equipment, net, including leasehold improvements, and $10.0 million for capitalized proprietary software costs, partially offset by $4.0 million of proceeds from maturities on short-term investments.

Net Cash Provided by Financing Activities
During 2021, net cash provided by financing activities was $252.9 million, which primarily consisted of proceeds of $278.2 million from the issuance of the 2028 Notes, net of issuance costs, $6.0 million from the exercise of stock options, and $2.3 million from the issuance of common stock related to the Company's employee stock purchase plan (the "ESPP"), partially offset by $33.7 million for the purchase of capped calls related to the 2028 Notes issuance.
Contractual Obligations and Commitments
The following table summarizes our material cash requirements from our known contractual obligations and other commitments as of December 31, 2021:

	Payment Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years

	(In thousands)
Operating leases	$199,357	$27,436	$56,266	$56,849	$58,806
Convertible Senior Notes, including interest	496,800	8,050	16,100	180,838	291,812
Other commitments (1)	13,008	7,446	5,562	—	—
Total	$709,165	$42,932	$77,928	$237,687	$350,618
(1) Consists of non-cancelable purchase commitments to third-party vendors with terms of greater than one year and purchase commitments on inventory, as well as a non-cancelable purchase obligation for marketing activities.

Critical Accounting Estimates
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
While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies, we believe that the accounting estimates discussed below relate to the more significant areas involving management’s judgments and estimates.
Leases
For our operating leases, we record a lease liability based on the present value of the lease payments at lease inception, using the applicable incremental borrowing rate. We estimate the incremental borrowing rate based on our own estimated synthetic credit rating, corresponding yield curve, and the terms of each lease at the lease commencement date. Given the lack of a directly observable Company specific credit rating, there is significant judgment in the methodology used to develop the incremental borrowing rates, including the development of the synthetic credit rating. Management also typically utilizes third party valuation specialists to provide market yield curves associated with our estimated synthetic credit rating. The incremental borrowing rates we used ranged from

2.3% to 9.3% depending on the lease terms. The sensitivity of the estimate is mainly due to the judgement used in the development of the synthetic credit rating and yield curves at lease inception.
Convertible Senior Notes
In recording our convertible debt instruments, we separately account for the liability and equity components by allocating proceeds between the liability component and the embedded conversion options, or equity components. We allocate the debt components of the instruments on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The allocation was performed in a manner that reflects our non-convertible debt borrowing rate for similar debt. The fair value borrowing rate is considered a critical estimate because the judgment in assessing an interest rate that would be available to the company of a similar debt instrument that does not have a conversion feature. For the 2025 Notes with a principal amount of $172.5 million, an interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million. For the 2028 Notes with a principal amount of $287.5 million, an interest rate of 7.18% was used to compute the initial fair value of the liability component of $191.3 million.
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
As of December 31, 2021, we had unrestricted cash and cash equivalents of approximately $418.2 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2021.
KPMG, LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which is included in Part IV —Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item is incorporated by reference to the information set forth under the captions “Directors,” “Corporate Governance,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in our 2021 proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “Proxy Statement”).
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
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.
The information required by this Item is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Please refer to the Financial Statements, Notes to Financial Statements and the Exhibit Index in this Form 10-K which is incorporated herein by reference.
(b)Please refer to the Exhibit Index in this Form 10-K which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.2	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

4.3	Indenture dated June 15, 2020, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 3.00% Convertible Senior Note due 2025.	8-K	001-38953	4.1	June 16, 2020

4.4	Description of Securities.	10-Q	001-38953	4.2	August 7, 2020

4.5	Indenture dated March 8, 2021, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 1.00% Convertible Senior Note due 2028.	8-K	001-38953	4.1	March 8, 2021

4.6	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	001-38953	4.2	March 8, 2021

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.	S-1	333-231891	10.2	June 17, 2019

10.3#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.4#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.5#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.6#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.7#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

10.8#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

10.9#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.10#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.1	May 31, 2019

10.11#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.1	May 31, 2019

10.12#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.1	May 31, 2019

10.13#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.1	May 31, 2019

10.14#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.1	May 31, 2019

10.15#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.2	May 31, 2019

10.16#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.2	May 31, 2019

10.17#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.2	May 31, 2019

10.18#	Lease Agreement dated as of March 14, 2016 by and between The RealReal, Inc. and M&L Associates.	S-1	333-231891	10.2	May 31, 2019

10.19#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.2	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.2	May 31, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.2	June 17, 2019

10.22+	The RealReal, Inc. 2019 Employee Stock Purchase Plan.	S-1	333-231891	10.2	June 17, 2019

10.23+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.24+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award Agreement and related form agreements.	10-Q	001-38953	10.2	August 14, 2019

10.25+	The RealReal, Inc. 2019 Employee Stock Purchase Plan, as amended and restated on February 19, 2020.	10-K	001-38953	10.2	March 11, 2020

10.26	Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	June 16, 2020

10.27	Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	June 23, 2020

10.28#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.	10-Q	001-38953	10.1	November 10, 2020

10.29	Form of Base Capped Call Confirmation, dated March 8, 2021 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	March 8, 2021

10.30	Form of Additional Capped Call Confirmation, dated March 12, 2021 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	March 16, 2021

10.31+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on May 5, 2021.	10-Q	001-38953	10.1	May 10, 2021

10.32+	Transition and Separation Agreement between the Company and Matt Gustke dated August 6, 2021.	10-Q	001-38953	10.1	August 9, 2021

10.33+	Offer Letter dated September 15, 2021 between the Company and Robert Julian.	10-Q	001-38953	10.1	November 8, 2021

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34+	The RealReal, Inc. Performance-Based Restricted Stock Unit Award Agreement					X

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

___________________________________________
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

The RealReal, Inc.

Date: February 28, 2022	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Julie Wainwright	Chairperson and Chief Executive Officer	February 28, 2022
Julie Wainwright	(Principal Executive Officer)

/s/ Robert Julian	Chief Financial Officer	February 28, 2022
Robert Julian	(Principal Financial Officer)

/s/ Steve Lo	Senior Vice President, Chief Accounting Officer	February 28, 2022
Steve Lo	(Principal Accounting Officer)

/s/ Chip Baird	Director	February 28, 2022
Chip Baird

/s/ Caretha Coleman	Director	February 28, 2022
Caretha Coleman

/s/ Karen Katz	Director	February 28, 2022
Karen Katz

/s/ Rob Krolik	Director	February 28, 2022
Rob Krolik

/s/ Niki Leondakis	Director	February 28, 2022
Niki Leondakis

/s/ Carol Melton	Director	February 28, 2022
Carol Melton

/s/ James Miller	Director	February 28, 2022
James Miller

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	60

Balance Sheets as of December 31, 2021 and 2020	63

Statements of Operations for the Years ended December 31, 2021, 2020, and 2019	64

Statements of Comprehensive Loss for the Years ended December 31, 2021, 2020, and 2019	65

Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2021, 2020, and 2019	66

Statements of Cash Flows for the Years ended December 31, 2021, 2020, and 2019	68

Notes to Financial Statements	70

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The RealReal, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the initial value of the liability component of the 2028 convertible senior notes
As discussed in Note 7 of the financial statements, in March 2021, the Company issued 1.00% convertible senior notes due in 2028 (the 2028 Notes) for an aggregate principal amount of $287.5 million. The Company separately accounted for the liability and equity components by allocating the proceeds between the liability component and the embedded conversion options, or equity components. The initial value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. As a result, the Company recorded the initial fair value of the liability component of $191.3 million.
We identified the evaluation of the initial value of the liability component of the 2028 Notes as a critical audit matter. A high degree of auditor judgment was required in assessing the interest rate that would be available to the Company for a similar debt instrument that does not have a conversion feature. The audit effort associated with the evaluation of the interest rate estimate required valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company's process to determine the interest rate that would be available to the Company for a similar debt instrument that does not have a conversion feature. We involved our valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the reasonableness of the valuation model used by the Company in estimating an interest rate available to the Company for a similar debt instrument that does not have a conversion feature
•evaluating the relevance of a historical debt transaction entered into by the Company for a lending arrangement that did not have a conversion feature.
/s/ KPMG
We have served as the Company’s auditor since 2013.
San Francisco, California
February 28, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The RealReal, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The RealReal, Inc.'s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related statements of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ KPMG
San Francisco, California
February 28, 2022

THE REALREAL, INC.
Balance Sheets
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$418,171	$350,846
Short-term investments	—	4,017
Accounts receivable	7,767	7,213
Inventory, net	71,015	42,321
Prepaid expenses and other current assets	20,859	17,072
Total current assets	517,812	421,469
Property and equipment, net	89,286	63,454
Operating lease right-of-use assets	145,311	118,136
Other assets	2,535	2,050
Total assets	$754,944	$605,109
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,503	$14,346
Accrued consignor payable	71,042	57,053
Operating lease liabilities, current portion	18,253	14,999
Other accrued and current liabilities	94,188	61,862
Total current liabilities	187,986	148,260
Operating lease liabilities, net of current portion	143,159	115,084
Convertible senior notes, net	348,380	149,188
Other noncurrent liabilities	2,291	1,284
Total liabilities	681,816	413,816
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 92,960,066 and 89,301,664 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	841,255	723,302
Accumulated other comprehensive income	0	11
Accumulated deficit	(768,128)	(532,021)
Total stockholders’ equity	73,128	191,293
Total liabilities and stockholders’ equity	$754,944	$605,109
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue:
Consignment and service revenue	$346,848	$247,326	$265,729
Direct revenue	120,844	52,623	50,625
Total revenue	467,692	299,949	316,354
Cost of revenue:
Cost of consignment and service revenue	92,788	66,976	73,579
Cost of direct revenue	101,427	45,406	41,252
Total cost of revenue	194,215	112,382	114,831
Gross profit	273,477	187,567	201,523
Operating expenses:
Marketing	62,749	54,813	47,734
Operations and technology	235,829	163,808	143,231
Selling, general and administrative	176,418	140,652	110,663
Legal settlement	13,389	1,110	—
Total operating expenses	488,385	360,383	301,628
Loss from operations	(214,908)	(172,816)	(100,105)
Interest income	365	2,518	4,593
Interest expense	(21,531)	(5,264)	(616)
Other income (expense), net	23	(169)	(2,102)
Loss before provision for income taxes	(236,051)	(175,731)	(98,230)
Provision for income taxes	56	101	199
Net loss	$(236,107)	$(175,832)	$(98,429)
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$(3,355)
Net loss attributable to common stockholders	$(236,107)	$(175,832)	$(101,784)
Net loss per share attributable to common stockholders, basic and diluted	$(2.58)	$(2.01)	$(2.14)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	91,409,624	87,587,409	47,478,544
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(236,107)	$(175,832)	$(98,429)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(11)	4	32
Comprehensive loss	$(236,118)	$(175,828)	$(98,397)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Redeemable Convertible Preferred Stock, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	31,053,601	$151,381	73,724,645	$142,819	8,593,077	$—	$—	$(25)	$(257,665)	$(257,690)
Issuance of Series H redeemable convertible preferred stock net of issuance costs of $166	6,350,345	43,492	—	—	—	—	—	—	—	—
Issuance of Series H convertible preferred stock net of issuance costs of $59	—	—	3,831,766	26,283	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	3,355	—	—	—	—	(3,260)	—	(95)	(3,355)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,403,946)	(198,228)	—	—	19,585,426	—	198,228	—	—	198,228
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	—	(77,556,411)	(169,102)	38,778,180	—	169,102	—	—	169,102
Conversion of convertible preferred stock warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	—	2,710	—	—	2,710
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,333	—	—	—	—	17,250,000	—	315,518	—	—	315,518
Issuance of common stock upon exercise of options	—	—	—	—	1,551,313	1	2,695	—	—	2,696
Issuance of common stock upon exercise of warrants	—	—	—	—	10,677	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	14,105	—	(130)	—	—	(130)
Issuance of common stock for cashless exercise of warrants	—	—	—	—	89,542	—	—	—	—	—
Compensation expense related to stock sales by current and former employees	—	—	—	—	—	—	819	—	—	819
Stock-based compensation expense	—	—	—	—	—	—	7,711	—	—	7,711
Other comprehensive income	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(98,429)	(98,429)
Balance as of December 31, 2019	—	$—	—	$—	85,872,320	$1	$693,426	$7	$(356,189)	$337,245
Purchase of capped calls	—	—	—	—	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	—	—	—	—	19,020	—	—	19,020

Issuance of common stock upon exercise of options	—	—	—	—	2,604,494	—	8,859	—	—	8,859
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	733,385	—	(751)	—	—	(751)
Issuance of common stock for exercises under ESPP	—	—	—	—	91,465	—	972	—	—	972
Stock-based compensation expense	—	—	—	—	—	—	24,322	—	—	24,322
Other comprehensive income	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	(175,832)	(175,832)
Balance as of December 31, 2020	—	$—	—	$—	89,301,664	$1	$723,302	$11	$(532,021)	$191,293
Purchase of capped calls	—	—	—	—	—	—	(33,666)	—	—	(33,666)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	—	—	—	—	93,031	—	—	93,031
Issuance of common stock upon exercise of options	—	—	—	—	1,221,365	—	6,009	—	—	6,009
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	—	—	—	—	2,237,748	—	(8)	—	—	(8)
Issuance of common stock for exercises under ESPP	—	—	—	—	199,289	—	2,341	—	—	2,341
Stock-based compensation expense	—	—	—	—	—	—	50,246	—	—	50,246
Other comprehensive loss	—	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	—	(236,107)	(236,107)
Balance as of December 31, 2021	—	$—	—	$—	92,960,066	$1	$841,255	$—	$(768,128)	$73,128
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(236,107)	$(175,832)	$(98,429)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,531	18,845	13,408
Stock-based compensation expense	48,802	24,322	7,711
Reduction of operating lease right-of-use assets	19,439	16,062	—
Bad debt expense	1,034	903	1,371
Compensation expense related to stock sales by current and former employees	—	—	819
Change in fair value of convertible preferred stock warrant liability	—	—	2,100
Accrued interest on convertible notes	950	216	—
Loss on retirement of property and equipment	546	280	—
Accretion of debt discounts and issuance costs	13,989	2,399	11
Other adjustments	10	(86)	(226)
Changes in operating assets and liabilities:
Accounts receivable	(1,588)	(337)	(1,579)
Inventory, net	(28,694)	(20,405)	(11,561)
Prepaid expenses and other current assets	(4,009)	(3,443)	(4,108)
Other assets	(638)	548	(1,026)
Operating lease liability	(15,285)	(12,752)	—
Accounts payable	(9,989)	2,800	6,010
Accrued consignor payable	13,989	4,233	17,561
Other accrued and current liabilities	30,922	7,994	10,686
Other noncurrent liabilities	947	(166)	2,762
Net cash used in operating activities	(142,151)	(134,419)	(54,490)
Cash flow from investing activities:
Purchases of short-term investments	—	(73,280)	(220,609)
Proceeds from maturities of short-term investments	4,000	278,215	39,281
Capitalized proprietary software development costs	(9,967)	(8,678)	(9,267)
Purchases of property and equipment	(37,470)	(18,253)	(24,761)
Net cash provided by (used in) investing activities	(43,437)	178,004	(215,356)
Cash flow from financing activities:
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	315,541
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	43,492
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	26,283
Proceeds from issuance of 2025 convertible notes, net of issuance costs	—	166,278	—
Purchase of capped calls in conjunction with the issuance of the 2025 convertible senior notes	—	(22,546)	—
Proceeds from issuance of 2028 convertible notes, net of issuance costs	278,234	—	—
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	(33,666)	—	—
Proceeds from exercise of stock options and common stock warrants	6,009	8,859	2,729
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	2,341	972	—
Taxes paid related to restricted stock vesting	(5)	(748)	(130)
Repayment of debt	—	—	(9,250)
Net cash provided by financing activities	252,913	152,815	378,665
Net increase in cash, cash equivalents and restricted cash	67,325	196,400	108,819
Cash, cash equivalents, and restricted cash
Beginning of period	350,846	154,446	45,627
End of period	$418,171	$350,846	$154,446
Supplemental disclosures of cash flow information
Cash paid for interest	$6,584	$11	$553

Cash paid for income taxes	94	90	102
Supplemental disclosures of non-cash investing and financing activities
Accretion of redeemable convertible preferred stock to redemption value	—	—	3,355
Purchases of property and equipment included in accounts payable and other accrued and current liabilities	1,922	2,638	4,878
Purchases of capitalized proprietary software development costs included in accounts payable and other accrued and current liabilities	1,647	338	—
Reclassification of deferred offering costs	—	—	5,333
Conversion of convertible preferred stock warrants in connection with IPO	—	—	2,710
Conversion of redeemable convertible preferred stock in connection with IPO	—	—	198,228
Conversion of convertible preferred stock in connection with IPO	—	—	169,102
Issuance costs associated with issuance of convertible senior notes included in other accrued and current liabilities	—	469	—
Stock-based compensation capitalized to proprietary software development costs	1,444	—	—
Tax withholding liability for restricted stock	3	—	—
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
Impact of the Coronavirus (“COVID-19”) Pandemic
In the year ended December 31, 2020, the COVID-19 pandemic materially impacted the Company's business operations and results of operations. Operations in the Company’s authentication centers were initially limited in accordance with shelter-in-place orders resulting in operations below full capacity. In-person concierge consignment appointments were temporarily suspended. Luxury consignment offices and retail stores were temporarily closed. During the second half of the fiscal year 2020, operations capacity was no longer limited by restrictions related to COVID-19 and all luxury consignment offices and retail stores were open. In-person concierge consignment appointments were available as an option for our consignor base and were augmented with virtual appointments.
In March 2021, the Company resumed in-person concierge consignment appointments in various areas. The authentication centers and retail stores experience intermittent closures to perform safety and cleaning procedures. The Company also reopened its corporate offices, including our corporate headquarters in San Francisco.
The Company believes that its financial resources will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future. The Company believes its existing cash and cash equivalents as of December 31, 2021 will be sufficient to meet its working capital and capital expenditures needs for at least the next 12 months.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, redeemable convertible preferred stock, convertible preferred stock, and stockholders’ equity (deficit), and cash flows for the periods presented. The Company’s functional and reporting currency is the U.S. dollar.
Certain changes in presentation have been made to conform the prior period presentation to the current period reporting. Such reclassifications did not affect total revenues, operating income, or net income. We have made certain presentation changes to reclassify accretion of unconditional grant liability, and amortization of premiums (discounts) on short-term investments to other adjustments within operating cash flows in the Statements of Cash Flows. We have also made certain presentation changes to reclassify accrued interest on convertible notes from other current and accrued liabilities to a separate line item within operating cash flows in the Statements of Cash Flows. Additionally, we have made certain presentation changes to reclassify legal settlement expenses from Selling, general and administrative to Legal settlement within operating expenses in the Statements of Operations.
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
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, valuation of inventory, software development costs, stock-based compensation, incremental borrowing rates related to lease liability, fair value of the liability component of convertible senior notes, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2021, 2020, and 2019.
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
Incentives
Incentives, which include platform-wide discounts and buyer incentives, may periodically be offered to buyers. Platform-wide discounts are made available to all buyers on the online marketplace. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on the Company’s platform, and do not impact the commissions paid to consignors. These are treated as a reduction of consignment and service revenue and direct revenue. Additionally, the Company periodically offers commission exceptions to the standard consignment rates to consignors to optimize its supply. These are treated as a reduction of consignment and service revenue at the time of sale. The Company may offer a certain type of buyer incentive in the form of site credits to buyers on current transactions to be applied towards future transactions, which are included in other accrued and current liabilities on the balance sheets.
Contract Liabilities
The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of December 31, 2021 and December 31, 2020. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of December 31, 2021 and December 31, 2020.

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
Marketing
Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $46.2 million, $45.8 million, and $40.5 million in 2021, 2020, and 2019, respectively.
Operations and Technology
Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2021, 2020, and 2019, the Company capitalized proprietary software developments costs of $12.7 million, $9.0 million, and $9.3 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.
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
Stock-based Compensation
Stock-based compensation expense related to employees and nonemployees is measured based on the grant-date fair value of the awards. Compensation expense is recognized in the statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and accounts for forfeitures as they occur. The fair value of restricted stock units (“RSUs”) is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock. The fair value of each purchase under the ESPP is estimated at the beginning of the offering period using the Black-Scholes option pricing model.
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

Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. The Company records any unrealized gains and losses within accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). The unrealized gains and losses recorded within accumulated other comprehensive income (loss) have not been material for 2021 and 2020. In accordance with Accounting Standards Update (ASU) 2016-13, the Company replaced the incurred loss approach with an expected loss model and the Company records allowances for available-for-sale debt securities rather than to reduce the carrying amount for other-than-temporary impairment as was followed under the other-than-temporary impairment model prior to January 1, 2020. Realized gains and losses and other-than-temporary impairments on investments are included in Other income (expense), net. As of December 31, 2021 and 2020, the Company had not recorded any impairments due to credit loss.
Accounts Receivable
Accounts receivables are recorded at the amounts billed to buyers and do not bear interest. Accounts receivables result from credit card transactions, the majority of which are settled within two business days.
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value have not been material for 2021 and 2020.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the balance sheets and were $23.6 million and $18.3 million as of December 31, 2021 and 2020. Included in inventory on the Company’s balance sheets are assets totaling $9.1 million and $7.4 million as of December 31, 2021 and 2020, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the anticipated equity offering, are capitalized and offset against proceeds upon the consummation of the offering. In the event an anticipated offering is abandoned, deferred offering costs will be expensed. In 2021, offering costs of $9.4 million related to the issuance of the 2028 Notes was allocated to the liability and equity components of the 2028 Notes based on the allocation of the proceeds. Of the total offering costs, $3.1 million was recorded as a reduction to additional paid-in capital and $6.3 million was recorded as a reduction in the carrying value of the debt on the balance sheet. In 2020, offering costs of $6.7 million related to the issuance of the 2025 Notes was allocated to the liability and equity components of the 2025 Notes based on the allocation of the proceeds. Of the total offering costs, $0.8 million was recorded as a reduction to additional paid-in capital and $5.9 million was recorded as a reduction in the carrying value of the debt on the balance sheet. In 2019, offering costs of $0.3 million were expensed. As of December 31, 2019, $5.3 million deferred offering costs were offset against the IPO proceeds within stockholders’ equity (deficit) on the balance sheets.
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
Leases
Prior to the adoption of ASC 842 on January 1, 2020

Leases were reviewed for classification as operating or capital leases. For operating leases, the Company recognized rent on a straight-line basis over the term of the lease. The Company recorded the difference between cash payments and rent expense recognized as a deferred rent liability included in other accrued and current liabilities and other noncurrent liabilities on the balance sheets. Incentives granted under the Company’s facility leases, including allowances to fund leasehold improvements, were deferred and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

The Company changed its method of accounting for leases as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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
Convertible Senior Notes, net
Convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance of the 2025 Notes and the 2028 Notes, the Company allocated the debt components on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
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
As of December 31, 2021 and December 31, 2020, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2021, 2020, and 2019.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by removing certain exceptions to ASC 740. The

ASU also simplifies areas such as franchise taxes and interim recognition of enactment of tax laws and rate changes. The standard is effective for fiscal periods beginning after December 15, 2020. We adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on our financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. Under this ASU, the embedded conversion features will no longer be separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-6 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU will be effective for annual reporting periods beginning after December 15, 2021 and early adoption is permitted. The Company is adopting this ASU using the modified retrospective method beginning January 1, 2022. While the adoption remains in progress, the Company expects that upon adoption, the Company’s Convertible Senior Notes, as discussed in Note 7, will no longer be bifurcated into an equity and a debt component, but rather accounted for as a single liability. The Company also expects that the adoption will result in a decrease to our accumulated deficit as of January 1, 2022 related to the interest expense from the amortization of the debt discount.
Note 3. Cash, Cash Equivalents and Short-term Investments
The following tables summarize the estimated value of the Company’s cash, cash equivalents and short-term investments (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$278,769	$—	$—	$278,769
Money market funds	139,402	—	—	139,402
Total cash and cash equivalents	$418,171	$—	$—	$418,171

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$150,520	$—	$—	$150,520
Money market funds	200,326	—	—	200,326
Total cash and cash equivalents	$350,846	$—	$—	$350,846
Short-term investments:
Corporate bonds	$4,006	$11	$—	$4,017
Total short-term investments	$4,006	$11	$—	$4,017
As of December 31, 2020, the contractual maturity for the short-term investments is less than one year. For the years ended December 31, 2021, 2020, and 2019 the Company recognized no material realized gains or losses on short-term investments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $139.4 million. Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table.
The following table provides the financial instruments measured at fair value (in thousands) as of December 31, 2020:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets (1)
Short-term investments:
Corporate bonds	$—	$4,017	$—	$4,017
Total short-term investments	$—	$4,017	$—	$4,017
(1)Money market funds are measured at net asset value per share and are excluded from cash equivalents in the fair value hierarchy table. The amounts of the money market funds (in thousands) was $200,326 as of December 31, 2020.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the balance sheets (in millions):

	December 31, 2021
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$153.9	$185.5
2028 Convertible senior notes	$194.5	$288.7
The principal amounts of the 2025 Notes and the 2028 Notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs and the unamortized debt discount (See Note 7).
As of December 31, 2021, the fair value of the 2025 Notes and 2028 Notes, which differs from its carrying value is determined by prices for the Notes observed in market trading. The market for trading of the 2025 Notes and 2028 Notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Proprietary software	$31,799	$24,218
Furniture and equipment	40,176	27,687
Automobiles	1,505	668
Leasehold improvements	66,154	52,828
Property and equipment, gross	139,634	105,401
Less: accumulated depreciation and amortization	(50,348)	(41,947)
Property and equipment, net	$89,286	$63,454
Depreciation and amortization expense on property and equipment was $23.5 million, $18.8 million, and $13.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Property and equipment taken out of service as part of the closure of the Brisbane authentication center during the year ended December 31, 2021 was $8.7 million and a related $0.3 million of loss on disposal of property and equipment was recorded within the 'Operations and Technology' line of the Statements of Operations during the year ended December 31, 2021. The company also recorded $0.2 million of loss on impairment of capitalized propriety software within the 'Operations and Technology' line of the Statements of Operations during the year ended December 31, 2021. During the year ended December 31, 2020, fully depreciated proprietary software in the amount of $7.9 million was taken out of service.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Returns reserve	$23,577	$18,327
Accrued compensation	14,258	13,406
Accrued legal	14,417	2,537
Accrued sales tax and other taxes	8,935	6,870
Site credit liability	8,738	5,475
Accrued marketing and outside services	7,897	8,253
Accrued interest	1,166	216
Deferred revenue	3,387	1,617
Accrued inventory	3,513	470
Other	8,300	4,691
Other accrued and current liabilities	$94,188	$61,862

Note 6. Debt
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
On July 26, 2019 the Company fully repaid the principal of its Term Loans in the amount of $6.5 million. With the repayment of the term loans, the Company was no longer subject to debt covenants as of December 31, 2020. During the years ended December 31, 2021, 2020 and 2019, the Company recorded interest expense related to the Term Loans of zero, zero, and $0.3 million, respectively.

Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of December 31, 2021, the Company was in compliance with all covenants.
As of December 31, 2021, $0 had been drawn on the Revolving Credit Agreement.
Note 7. Convertible Senior Notes, Net
2025 Convertible Senior Notes
In June 2020, the Company issued an aggregate principal of $172.5 million of its 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”), pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering (the “Note Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes issued in the Note Offering include $22.5 million in aggregate principal amount of the 2025 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted.

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
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of December 31, 2021.
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
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal	$172,500	$172,500
Unamortized debt discount	(14,350)	(17,945)
Unamortized debt issuance costs	(4,286)	(5,367)
Net carrying amount	$153,864	$149,188
The net carrying amount of the equity component of the 2025 Notes was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
In connection with the issuance of the 2025 Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2025 Notes or approximately its five-year term. The effective interest rate on the liability component of the 2025 Notes for the period from the date of issuance through December 31, 2021 was 6.4%.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes (in thousands):

	Year Ended December 31,
	2021	2020
Contractual interest expense	$5,175	$2,803
Amortization of debt discount	3,594	1,843
Amortization of debt issuance costs	1,082	556
Total interest and amortization expense	$9,851	$5,202

Future minimum payments under the 2025 Notes as of December 31, 2021, are as follows (in thousands):

Fiscal Year	Amount
2022	$5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	190,613
Less amounts representing interest	(18,113)
Total principal amount	$172,500

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
On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of December 31, 2021.
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
The net carrying amount of the liability component of the 2028 Notes was as follows (in thousands):

December 31, 2021
Principal	$287,500
Unamortized debt discount	(87,403)
Unamortized debt issuance costs	(5,581)
Net carrying amount	$194,516

The net carrying amount of the equity component of the 2028 Notes was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031

In connection with the issuance of the 2028 Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $3.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $6.3 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and is amortized to interest expense using the effective interest method over the expected life of the 2028 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Notes for the period from the date of issuance through December 31, 2021 was 7.5%.

The following table sets forth the amounts recorded in interest expense related to the 2028 Notes (in thousands):

Year Ended December 31, 2021
Contractual interest expense	$2,332
Amortization of debt discount	8,759
Amortization of debt issuance costs	554
Total interest and amortization expense	$11,645

Future minimum payments under the 2028 Notes as of December 31, 2021, are as follows (in thousands):

Fiscal Year	Amount
2022	$2,875
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	306,187
Less amounts representing interest	(18,687)
Total principal amount	$287,500

Capped Call Transactions with Respect to the 2025 Notes and 2028 Notes
In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, the Company entered into capped call transactions with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties in connection with the 2025 capped call transactions (the "2025 Capped Calls") and $33.7 million to the Counterparties in connection with the 2028 capped call transactions and (the "2028 Capped Calls" and, together with the 2025 Capped Calls, the "Capped Calls"). The 2025 Capped Calls and 2028 Capped Calls cover approximately 9,705,454 and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes and the 2028 Notes, respectively. The 2025 Capped Calls and the 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 Notes and the 2028 Notes, as applicable, and are exercisable upon conversion of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components commencing on April 16, 2025 with the last component scheduled to expire on June 12, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.
The cap price of the 2025 Capped Call is initially $27.88 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the 2028 Capped Call is initially $48.00 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the Capped Calls. The Company expects to receive from the Counterparties a number of shares of the Company’s common stock or, at the Company’s election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of the Company’s common stock relating to the Capped Calls being exercised.
These capped call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million and $33.7 million related to the premium payments for the 2025 Capped Calls and the 2028 Capped Calls, respectively.
Note 8. Common Stock
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31, 2021	December 31, 2020
Options issued and outstanding	4,131,501	5,809,376
Outstanding restricted stock units	8,182,649	5,103,727
Shares available for grant under the 2019 equity incentive plan	6,709,676	7,104,498
Shares available for issuance under 2019 ESPP	3,210,985	2,517,258
Total	22,234,811	20,534,859

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

Activity under the Company’s stock option plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	5,809,376	5.64	5.9	$82,717
Options granted	—	—
Options exercised	(1,221,365)	4.93
Options cancelled	(456,510)	11.49
Balances at December 31, 2021	4,131,501	5.19	4.3	30,382
Options vested and exercisable— December 31, 2021	3,627,255	4.19	3.9	29,182
There were no stock options granted in 2021 and in 2020. The weighted average grant date fair value of options granted during the year ended December 31, 2019 was $8.60 per share. The aggregate intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $20.5 million, $32.2 million, and $16.2 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
RSUs
A summary of RSU activity for the year ended December 31, 2021 is as follows:

	Number of Shares	Restricted Stock Units Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2020	5,103,727	$13.40	$99,640
Granted	7,928,232	18.69
Vested	(2,238,553)	17.03
Forfeited	(2,610,757)	16.88
Unvested December 31, 2021	8,182,649	$16.42	$94,972
The total fair value of RSUs vested during the year ended December 31, 2021 was $38.1 million.
2019 Employee Stock Purchase Plan
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
During the years ended December 31, 2021 and 2020, employees purchased 199,289 and 91,465 shares, respectively, at an average price of $11.74 and $10.63, respectively. There were no shares purchased by employees during the year ended December 31, 2019. The intrinsic value of shares purchased during the years December 31, 2021 and 2020 was $0.7 million and $0.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

As of December 31, 2021, the Company had approximately $0.4 million of unrecognized stock-based compensation cost related to purchase rights under the employee stock purchase plan, which the Company expects to recognize over a weighted average period of 0.4 years.
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
The following assumptions were used to estimate the fair value of stock options granted in 2019, as there were no stock options granted in 2021 and 2020:

Year Ended December 31, 2019
Expected term (in years)	5.0 – 6.1
Expected volatility	44.2% – 47.8%
Average risk-free rate	1.9% – 2.6%
Dividend yield	—
As of December 31, 2021, total unrecognized stock-based compensation expense related to options was $3.6 million. These costs are expected to be recognized over a weighted average period of 1.2 years as of December 31, 2021.
As of December 31, 2021, the Company had approximately $120.2 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.9 years.
Total stock-based compensation expense, excluding compensation expense related to stock sales by current and former employees, by function was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marketing	$2,557	$1,755	$392
Operations and technology	21,395	10,241	3,148
Selling, general and administrative	24,850	12,326	4,171
Total	$48,802	$24,322	$7,711
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
The Company recorded operating lease costs of $29.7 million and $24.7 million for the years ended December 31, 2021 and 2020, respectively. The Company incurred $5.3 million and $3.9 million of variable lease costs for the years ended December 31, 2021 and 2020, respectively, which is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance. Rent expense under ASC 840 was $18.1 million for the year ended December 31, 2019.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
2022	27,436
2023	28,268
2024	27,998
2025	28,648
2026	28,201
Thereafter	58,806
Total future minimum payments	$199,357
Less: Imputed interest	(37,946)
Present value of operating lease liabilities	$161,411
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating cash flows used for operating leases	$25,386	$21,381
Operating lease assets obtained in exchange for operating lease liabilities	$46,614	$23,853
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of December 31, 2021	As of December 31, 2020
Weighted average remaining lease term	7.1 years	7.3 years
Weighted average discount rate	6.2%	6.6%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are not material as of December 31, 2021 and 2020.

Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
As of December 31, 2021, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2022	$7,431
2023	4,423
2024	1,139
2025	—
2026	—
Total future minimum payments	$12,993
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
Interest expense related to the accretion of the grant liability was not material in the years ended December 31, 2021, 2020, and 2019. As of December 31, 2021, there was no outstanding liability, as the final annual installment of $0.5 million was made during the year ended December 31, 2021. As of December 31, 2020, the outstanding liability was $0.5 million, which is included in other accrued and current liabilities on the balance sheets.
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. The Court entered an Amended Scheduling Order on December 20, 2021. Under the Amended Scheduling Order, all fact discovery is to be completed by August 1, 2022 and all discovery is to be completed by November 14, 2022. Fact discovery is underway, and the parties are actively working to resolve several ongoing discovery disputes. This litigation is in its early stages and the final outcome, including the Company’s liability, if any, with respect to Chanel’s claims, is uncertain.

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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal.  Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. The stipulation of settlement is subject to preliminary and final approval by the court. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. In connection with the settlement, the Company recorded approximately $11.0 million during the year ended December 31, 2021 under our Operating expenses as a Legal settlement. The Company intends to pay for the settlement with available resources.
On September 10, 2020 and December 7, 2020, purported shareholders filed putative derivative actions in the United States District Court for the District of Delaware. The derivative complaints allege factual allegations largely tracking the above referenced purported shareholder class actions. The two derivative cases have been consolidated. On September 13, 2021, the parties reached a settlement in principle of the derivative case. The settlement in principle provides for certain corporate governance reforms in exchange for a release and dismissal of the lawsuit. On October 21, 2021, the parties reached agreement to pay up to $0.5 million in attorneys’ fees and costs to plaintiffs’ counsel in the derivative case. On November 5, 2021, the parties entered into a stipulation of settlement, and on February 11, 2022, the court entered an order and final judgment approving the settlement. In connection with the derivative settlement, the Company recorded approximately $0.5 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. The stipulation of settlement was preliminarily approved on December 8, 2021, and the $0.5 million was paid within thirty (30) days of the preliminary approval, or on January 7, 2022, with available resources.
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

Note 12. Income Taxes
The components of the Company’s income tax provision consisted of (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	—	—
State	56	101	199
Total current tax expense	56	101	199
Deferred:		—	—
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$56	$101	$199
The reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$(49,480)	$(36,559)	$(20,272)
State taxes, net of federal effect	(13,704)	(10,315)	(5,170)
Stock-based compensation	(2,698)	(6,261)	750
Non-deductible items	3,661	402	679
Convertible Notes	16,782	—	—
Valuation allowance	42,327	52,834	24,212
Other	3,168	—	—
Provision for income taxes	$56	$101	$199
The Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$178,558	$129,333
Fixed assets and intangibles	2,915	3,794
Accruals and reserves	8,202	6,008
Stock options	5,007	3,147
Operating lease liabilities	43,345	35,267
Capped calls	15,095	—
Gross deferred tax assets	253,122	177,549
Less: valuation allowance	(185,541)	(143,214)
Total deferred tax assets	67,581	34,335
Deferred tax liabilities:
Operating lease right-of-use assets	(39,021)	(32,028)
Convertible debt	(26,477)	—
Other	(2,083)	(2,307)
Gross deferred tax liabilities	(67,581)	(34,335)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against our U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2021 and December 31, 2020 was an increase of $42.3 million and an increase of $54.8 million, respectively.
As of December 31, 2021 and 2020, the Company has a net operating loss carryforward of $674.9 million and $485.1 million for federal tax purposes, respectively, and $609.7 million and $458.9 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2024 for state tax purposes. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $168.2 million of the federal net operating losses will begin to expire in 2032. However, $506.7 million of the federal net operating losses will not expire.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of December 31, 2021 and 2020, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three years after utilization.
As of December 31, 2021 and 2020, the Company does not have uncertain tax positions for which it has recorded as a liability. The Company’s policy is to include interest and penalties as a component to the statements of operations. There were no material tax penalties or interest during the years ended December 31, 2021, 2020, and 2019.
Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator
Net loss attributable to common stockholders	$(236,107)	$(175,832)	$(101,784)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	91,409,624	87,587,409	47,478,544
Net loss per share attributable to common stockholders, basic and diluted	$(2.58)	$(2.01)	$(2.14)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2021	2020	2019
Options to purchase common stock	4,131,501	5,809,376	9,171,756
Restricted stock units	8,187,586	5,103,727	789,817
Estimated shares issuable under the Employee Stock Purchase Plan	147,871	109,729	—
Assumed conversion of the Convertible Senior Notes	18,746,323	9,705,454	—
Total	31,213,281	20,728,286	9,961,573

The Convertible Senior Notes issued in June 2020 and in March 2021 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net income per share is computed on an as-converted basis.
Note 14. Retirement Plan
The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $1,000 per participant per year. The Company’s contributions to the 401(k) plan were $1.1 million, $0.8 million, and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 15. Related Parties
Julie Wainwright, President and Chief Executive Offer, is a board member of the RealReal Foundation, a 501(c)(3) organization, which is not a consolidated entity of the Company. During the year ended December 31, 2019, the Company donated $3.2 million to the RealReal Foundation.