Form 10-Q
period 2022-03-31
TheRealReal, Inc.
filed 2022-05-10
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, the registrant had 94,373,224 shares of common stock, $0.00001 par value per share, outstanding.

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
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and, although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as
ii

a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$361,007	$418,171
Accounts receivable, net	8,176	7,767
Inventory, net	73,698	71,015
Prepaid expenses and other current assets	21,379	20,859
Total current assets	464,260	517,812
Property and equipment, net	90,419	89,286
Operating lease right-of-use assets	140,489	145,311
Other assets	3,266	2,535
Total assets	$698,434	$754,944
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,292	$4,503
Accrued consignor payable	68,653	71,042
Operating lease liabilities, current portion	19,518	18,253
Other accrued and current liabilities	85,322	94,188
Total current liabilities	179,785	187,986
Operating lease liabilities, net of current portion	138,214	143,159
Convertible senior notes, net	447,653	348,380
Other noncurrent liabilities	2,099	2,291
Total liabilities	767,751	681,816
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 94,300,104 and 92,960,066 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	742,802	841,255
Accumulated deficit	(812,120)	(768,128)
Total stockholders’ equity (deficit)	(69,317)	73,128
Total liabilities and stockholders’ equity (deficit)	$698,434	$754,944
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Consignment and service revenue	$97,877	$75,082
Direct revenue	48,823	23,735
Total revenue	146,700	98,817
Cost of revenue:
Cost of consignment and service revenue	28,049	20,114
Cost of direct revenue	40,034	20,365
Total cost of revenue	68,083	40,479
Gross profit	78,617	58,338
Operating expenses:
Marketing	17,961	15,561
Operations and technology	67,101	51,934
Selling, general and administrative	48,262	43,616
Total operating expenses	133,324	111,111
Loss from operations	(54,707)	(52,773)
Interest income	98	87
Interest expense	(2,664)	(3,296)
Other income (expense), net	(139)	17
Loss before provision for income taxes	(57,412)	(55,965)
Provision for income taxes	—	28
Net loss attributable to common stockholders	$(57,412)	$(55,993)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.62)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	93,476,106	90,044,082
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(57,412)	$(55,993)
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	(11)
Comprehensive loss	$(57,412)	$(56,004)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	92,960,066	$1	$841,255	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(112,052)	13,420	(98,632)
Issuance of common stock upon exercise of options	417,428	—	637	—	637
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	922,610	—	(2)	—	(2)
Stock-based compensation expense	—	—	12,964	—	12,964
Net loss	—	—	—	(57,412)	(57,412)
Balance as of March 31, 2022	94,300,104	$1	$742,802	$(812,120)	$(69,317)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(57,412)	$(55,993)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,364	5,435
Stock-based compensation expense	12,514	10,919
Reduction of operating lease right-of-use assets	4,797	4,755
Bad debt expense	193	—
Accrued interest on convertible notes	575	1,469
Accretion of debt discounts and issuance costs	641	1,815
Loss on disposal/sale of property and equipment and impairment of capitalized proprietary software	175	—
Other adjustments	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(602)	1,219
Inventory, net	(2,683)	(7,181)
Prepaid expenses and other current assets	(426)	1,769
Other assets	(779)	(106)
Operating lease liability	(3,655)	(3,983)
Accounts payable	2,030	(5,072)
Accrued consignor payable	(2,389)	(2,569)
Other accrued and current liabilities	(8,627)	(547)
Other noncurrent liabilities	(70)	257
Net cash used in operating activities	(49,354)	(47,808)
Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	4,000
Capitalized proprietary software development costs	(3,304)	(2,405)
Purchases of property and equipment	(5,143)	(5,925)
Net cash used in investing activities	(8,447)	(4,330)
Cash flow from financing activities:
Proceeds from issuance of 2028 convertible senior notes, net of issuance costs	—	278,844
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	—	(33,666)
Proceeds from exercise of stock options	637	3,973
Net cash provided by financing activities	637	249,151
Net increase (decrease) in cash and cash equivalents	(57,164)	197,013
Cash and cash equivalents
Beginning of period	418,171	350,846
End of period	$361,007	$547,859

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$1,448	$7
Cash paid for income taxes	3	—
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	718	2,434
Capitalized proprietary software development costs additions not yet paid in cash	1,838	430
Issuance costs associated with issuance of 2025 and 2028 convertible senior notes included in other accrued and current liabilities	—	1,173
Stock-based compensation capitalized to proprietary software development costs	450	359

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
The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and stockholders’ equity, and cash flows for the periods presented.
These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, valuation of inventory, software development costs, stock-based compensation, incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2022 and 2021.
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
Incentives
Incentives, which include platform-wide discounts and buyer incentives, may periodically be offered to buyers. Platform-wide discounts are made available to all buyers on the online marketplace. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on the Company’s platform, and do not impact the commissions paid to consignors. These are treated as a reduction of consignment and service revenue and direct revenue. Additionally, the Company periodically offers commission exceptions to the standard consignment rates to consignors to optimize its supply. These are treated as a reduction of consignment and service revenue at the time of sale. The Company may offer a certain type of buyer incentive in the form of site credits to buyers on current transactions to be applied towards future transactions, which are included in other accrued and current liabilities on the condensed balance sheets.
Contract Liabilities
The Company’s contractual liabilities consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of March 31, 2022 and December 31, 2021. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of March 31, 2022 and December 31, 2021.
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
Stock-based Compensation
The Company incurs stock-based compensation expense from stock options, restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”), and employee stock purchase plan (“ESPP”) purchase rights. Stock-based compensation expense related to employees and nonemployees is measured based on the grant-date fair value of the awards. Compensation expense is recognized in the statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method for awards with only a service condition and on a tranche by tranche basis for PSUs. The Company estimates the fair value of stock options granted and the purchase rights issued under the ESPP using the Black-Scholes option pricing model. The fair value of RSUs is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock. The PSUs are measured using the fair market value of the Company’s common stock on the date of grant. The stock-based compensation expense for PSUs is recognized based on the estimated number of shares that the Company expects will vest and is adjusted on a quarterly basis using the estimated achievement of financial performance targets. The Company accounts for forfeitures as they occur.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of investments in short-term money market funds and amounts invested in U.S. treasury securities.

Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were not material for the three months ended March 31, 2022 and 2021.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $22.8 million and $23.6 million as of March 31, 2022 and December 31, 2021, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $5.1 million and $9.1 million as of March 31, 2022 and December 31, 2021, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Convertible Senior Notes, Net
Prior to the adoption of ASU 2020-06 on January 1, 2022, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, were separately accounted for as long-term debt and equity components (or conversion feature). The debt component represented the Company’s contractual obligation to pay principal and interest and the equity component represented the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the Notes, and the entire principal of the Notes are accounted for as long-term debt.
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
Debt Issuance Costs
Debt issuance costs are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the condensed balance sheets as a direct deduction from the associated debt. Prior to the adoption of ASU 2020-06 on January 1, 2022, a portion of debt issuance costs incurred in connection with the convertible senior notes issued in June 2020 and March 2021 was related to the equity component and was recorded as a reduction to additional paid in capital and was not amortized to interest expense over the estimated life of the related debt. Following the adoption of ASU 2020-06, the debt issuance costs previously allocated to the equity component of both the 2025 and 2028 Notes were reclassified to debt. As such, all of the debt issuance costs are recorded as a direct deduction from the related principal debt amounts on the balance sheet, and are all amortized to interest expense over the estimated remaining life of the related debt.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts receivable. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash and cash equivalents, and investments with major financial institutions within the United States.

As of March 31, 2022 and December 31, 2021, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2022 and 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. The Company adopted this guidance as of January 1, 2022 using the modified retrospective method. As a result of the adoption, the Convertible Senior Notes due 2025 (the "2025 Notes") and the Convertible Senior Notes due 2028 (the "2028 Notes" and together with the 2025 Notes, the "Notes") are no longer bifurcated into separate liability and equity components, but rather are classified as a single liability in the condensed balance sheets.

Upon adoption, the Company recorded a cumulative effect of $13.4 million as a reduction to accumulated deficit and a reduction to additional paid in capital of $112.1 million related to amounts attributable to the value of the conversion options that had previously been recorded in equity. Additionally, the Company recorded an increase to its convertible notes balance by an aggregate amount of $98.6 million as a result of the reversal of the separation of the convertible debt between debt and equity. As a result of the adoption, there was a net increase in deferred tax assets of $27.7 million and a corresponding increase of $27.7 million in the offsetting valuation allowance.

The Company also reclassified the issuance costs previously allocated to the conversion feature to debt, so that all issuance costs are now presented as a direct deduction of the long-term debt line on the condensed balance sheet. The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount on debt associated with the conversion feature. The adoption did not affect the Company's condensed statements of cash flows. When calculating net loss per share attributable to common stockholders, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of the Notes; however there was no impact because including the assumed conversion of the convertible debt would have been anti-dilutive.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$261,598	$—	$—	$261,598
Money market funds	99,409	—	—	99,409
Total cash and cash equivalents	$361,007	$—	$—	$361,007

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$278,769	$—	$—	$278,769
Money market funds	139,402	—	—	139,402
Total cash and cash equivalents	$418,171	$—	$—	$418,171
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $99.4 million and $139.4 million, respectively. Money market funds are measured at net asset value per share and are excluded from the fair value hierarchy.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	March 31, 2022
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$168.1	$169.2
2028 Convertible senior notes	$279.6	$253.0
The principal amounts of the 2025 convertible senior notes and the 2028 convertible senior notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of March 31, 2022, the fair value of the 2025 convertible senior notes and the 2028 convertible senior notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Proprietary software	$34,221	$31,799
Furniture and equipment	43,044	40,176
Automobiles	1,419	1,505
Leasehold improvements	62,613	66,154
Property and equipment, gross	141,297	139,634
Less: accumulated depreciation and amortization	(50,878)	(50,348)
Property and equipment, net	$90,419	$89,286

Depreciation and amortization expense on property and equipment was $6.4 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Returns reserve	$22,848	$23,577
Accrued compensation	19,851	14,258
Accrued legal	1,806	14,417
Accrued sales tax and other taxes	8,335	8,935
Site credit liability	9,873	8,738
Accrued marketing and outside services	8,352	7,897
Accrued inventory	1,753	3,513
Deferred revenue	3,291	3,387
Accrued interest	1,741	1,166
Other	7,472	8,300
Other accrued and current liabilities	$85,322	$94,188

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of March 31, 2022 (unaudited), the Company was in compliance with all covenants.
As of March 31, 2022, $0 had been drawn on the Revolving Credit Agreement.
Note 7. Convertible Senior Notes, Net
2025 Convertible Senior Notes
In June 2020, the Company issued an aggregate principal of $172.5 million of its 3.00% Convertible Senior Notes due 2025, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes include $22.5 million in aggregate principal amount of the 2025 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted.
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
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of March 31, 2022.
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
Prior to the adoption of ASU 2020-06 on January 1, 2022 and in accounting for the issuance of the 2025 Notes, the Company separately accounted for the liability and equity components of the 2025 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to Company’s ability to settle the 2025 Notes in cash, its common stock, or a combination of cash and common stock at Company’s option. The allocation was done by first estimating the fair value of the liability component and the residual value was assigned to the equity component. The value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company's non-convertible debt borrowing rate for similar debt. The interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million, with a corresponding amount recorded as a discount on the initial issuance of the 2025 Notes of approximately $19.8 million. The debt discount was recorded to equity and was amortized to the debt liability over the life of the Notes using the effective interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.
In connection with the issuance of the 2025 Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs initially allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2025 Notes or approximately its five-year term. The effective interest rate on the liability component of the 2025 Notes for the period from the date of issuance through December 31, 2021 was 6.4%.
On January 1, 2022, the Company adopted ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior period information for both the 2025 and 2028 Notes has not been retrospectively adjusted.
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $168.1 million as of March 31, 2022, with principal of $172.5 million, net of unamortized issuance costs of $4.4 million. The 2025 Notes were classified as long term liabilities as of March 31, 2022. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$172,500	$172,500
Unamortized debt discount (1)	—	(14,350)
Unamortized debt issuance costs	(4,432)	(4,286)
Net carrying amount	$168,068	$153,864

(1) Upon adoption of ASU 2020-06 as of January 1, 2022, the unamortized debt discount balance was derecognized, as described in "Note 2— Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements."

As discussed above, upon the adoption of ASU 2020-06, the Company reversed the separation of the debt and equity components of the Notes, and accounted for the Notes wholly as debt. Additionally, the issuance costs of the Notes were accounted for as debt issuance costs in its entirety. The net carrying amount of the equity component of the 2025 Notes as of December 31, 2021 was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,294	$1,294
Amortization of debt discount	—	871
Amortization of debt issuance costs	320	263
Total interest and amortization expense	$1,614	$2,428
Future minimum payments under the 2025 Notes as of March 31, 2022, are as follows:

Fiscal Year	Amount
Remainder of 2022	$5,175
2023	5,175
2024	5,175
2025	175,088
Total future payments	190,613
Less amounts representing interest	(18,113)
Total principal amount	$172,500
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

On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of March 31, 2022.
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
Prior to the adoption of ASU 2020-06 on January 1, 2022 and in accounting for the issuance of the 2028 Notes, the Company separately accounted for the liability and equity components of the 2028 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to Company’s ability to settle the 2028 Notes in cash, its common stock, or a combination of cash and common stock at Company’s option. The allocation was done by first estimating the fair value of the liability component and the residual value was assigned to the equity component. The value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The interest rate of 7.18% was used to compute the initial fair value of the liability component of $191.3 million, with a corresponding amount recorded as a discount on the initial issuance of the 2028 Notes of approximately $96.2 million. The debt discount was recorded to equity and was amortized to the debt liability over the life of the Notes using the effective interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.
In connection with the issuance of the 2028 Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $3.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $6.3 million was recorded as a reduction in the carrying value of the debt on the condensed balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2028 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Notes for the period from the date of issuance through December 31, 2021 was 7.5%.
In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $279.6 million as of March 31, 2022, with principal of $287.5 million, net of unamortized issuance costs of $7.9 million. The 2028 Notes were classified as long term liabilities as of March 31, 2022. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.

The net carrying amount of the liability component of the 2028 Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$287,500	$287,500
Unamortized debt discount (1)	—	(87,403)
Unamortized debt issuance costs	(7,915)	(5,581)
Net carrying amount	$279,585	$194,516
(1) Upon adoption of ASU 2020-06 as of January 1, 2022, the unamortized debt discount balance was derecognized, as described in "Note 2— Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements."
As discussed above, upon the adoption of ASU 2020-06, the Company reversed the separation of the debt and equity components of the Notes, and accounted for the Notes wholly as debt. Additionally, the issuance costs of the Notes were accounted for as debt issuance costs in its entirety. The net carrying amount of the equity component of the 2028 Notes as of December 31, 2021 was as follows (in thousands):

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$719	$176
Amortization of debt discount	—	640
Amortization of debt issuance costs	320	41
Total interest and amortization expense	$1,039	$857
Future minimum payments under the 2028 Notes as of March 31, 2022, are as follows:

Fiscal Year	Amount
Remainder of 2022	$1,438
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	304,750
Less amounts representing interest	(17,250)
Total principal amount	$287,500
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
2019 Equity Incentive Plan
In connection with the Company’s initial public offering, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants. Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 8,000,000. These available shares increase annually by an amount equal to the lesser of 8,000,000 shares, 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,293,616 shares. On May 5, 2021, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,465,083 shares. On February 23, 2022, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,648,003 shares.
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three months ended March 31, 2022, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of March 31, 2022, total unrecognized compensation expense of approximately $2.7 million related to options and $117.4 million was related to RSUs and PSUs, which will be recognized over the remaining weighted-average vesting period of approximately 1.0 years and 3.0 years, respectively.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (ESPP). The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The plan is considered compensatory and, as such, the purchase discount from market price purchased by employees will be recorded as compensation expense. The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares. These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase in the shares available for grant under the ESPP by 858,723 shares. On May 5, 2021, the Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares. On February 23, 2022, the Company’s board of directors approved an increase of shares available for grant under the ESPP by 929,601 shares.
There were no shares purchased by employees under the ESPP during the three months ended March 31, 2022 and 2021. As of March 31, 2022, total unrecognized compensation costs related to the 2019 ESPP was immaterial.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketing	$593	$736
Operations and technology	5,249	4,696
Selling, general and administrative	6,672	5,487
Total	$12,514	$10,919
During the three months ended March 31, 2022 and 2021, the Company capitalized $0.5 million and $0.4 million, respectively, of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $7.2 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company also incurred $1.5 million and $1.3 million of variable lease costs for the three months ended March 31, 2022 and 2021, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$21,314
2023	28,261
2024	27,999
2025	28,648
2026	28,201
Thereafter	58,804
Total future minimum payments	$193,227
Less: Imputed interest	(35,495)
Present value of operating lease liabilities	$157,732
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flows used for operating leases	$6,101	$6,541
Operating lease assets obtained in exchange for operating lease liabilities	$25	$29,950
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2022
Weighted average remaining lease term	6.9 years
Weighted average discount rate	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of March 31, 2022 and December 31, 2021.
Note 10. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2025. As of March 31, 2022, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. The Court entered an Amended Scheduling Order on December 20, 2021. Under the Amended Scheduling Order, all fact discovery is to be completed by August 1, 2022 and all discovery is to be completed by November 14, 2022. On March 10, 2022, the Court granted Chanel's request for a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motions to dismiss and strike those claims are pending. The parties continue to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement.
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

Note 11. Income Taxes
The Company recorded zero and less than $0.1 million of provisions for income taxes during the three months ended March 31, 2022 and 2021, respectively.
The Company does not update its deferred tax assets during interim periods. Although the Company does not update its deferred tax assets during interim periods, the Company adjusted deferred tax assets and corresponding valuation allowance for the adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, the difference between the book and tax treatment of the conversion option and debt issuance costs of the 2025 and 2028 Notes resulted in a difference between the carrying amount and tax basis of the 2025 and 2028 Notes. This taxable temporary difference resulted in the recognition of a net $26.5 million deferred tax liability, net of $4.6 million of amortized interest expense. As of January 1, 2022, the unamortized balance of this deferred tax liability was $27.5 million, which was derecognized upon the adoption of ASU 2020-06, and $0.2 million of deferred tax assets were recognized, resulting in a $27.7 million increase to the net deferred tax assets. Both the reduction to the deferred tax liability and increase to the deferred tax asset were offset with an increase to our valuation allowance of $27.7 million.
The Company maintained a full valuation allowance against its gross deferred tax assets which were $213.4 million as of March 31, 2022. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of March 31, 2022, the Company had unrecognized tax benefits under ASC 740 Income Taxes of approximately $0 and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 12. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(57,412)	$(55,993)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	93,476,106	90,044,082
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.62)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2022	2021
Options to purchase common stock	3,598,261	4,807,661
Restricted stock units	9,092,713	6,784,012
Estimated shares issuable under the Employee Stock Purchase Plan	99,936	61,766
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323
Total	31,537,233	30,399,762
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup, subject to safety requirements related to the COVID pandemic, and meetings with consignors via online face-to-face platforms, or virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our larger footprint flagship retail stores, or Flagship stores, and smaller footprint neighborhood retail stores, or Neighborhood stores, provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 24.9 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment and service revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2022 and 2021, our overall take rate on consigned goods was 35.7% and 34.3%, respectively. The increase in our take rate was due to the larger sales mix of higher take rate categories such as women's apparel. Additionally, we earn revenue from shipping fees and from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
•Direct revenue. When we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.
We generate revenue from orders processed through our website, mobile app and 19 retail locations. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 27.5 million members as of March 31, 2022. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.
Through March 31, 2022, we have cumulatively paid more than $2.6 billion in commissions to our consignors. Our GMV increased by 31% to $428.2 million from $327.3 million in the three months ended March 31, 2022 and 2021, respectively. Additionally, NMV increased by 27% to $310.5 million from $244.2 million in the three months ended March 31,

2022 and 2021 due to GMV growth, partially offset by an increase in returns year over year. Our total revenue increased by 48% to $146.7 million from $98.8 million in the three months ended March 31, 2022 and 2021, respectively. In the three months ended March 31, 2022 and 2021, our gross profit was $78.6 million and $58.3 million, respectively, representing an increase of 35%. See “—Impact of COVID-19 on our Business” below.
Impact of COVID-19 on Our Business
In the year ended December 31, 2020, the COVID-19 pandemic adversely impacted our business and results of operations. During the year ended December 31, 2021, we experienced a return to our previous high growth.
In 2021, many COVID-19-related restrictions continued to ease, allowing the Company to resume in-person concierge consignment appointments. GMV and net revenues have recovered, yielding year over year increases in 2021, and increases during the three months ended March 31, 2022 compared to the same period last year. Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers.
While supply has continued to come into our authentication centers, COVID-related staff absences in late December 2021 and into the first part of the three months ended March 31, 2022 negatively impacted the time for processing and launching products on our website. We also experienced difficulty hiring sufficient employees in our authentication centers due to increased competition for e-commerce fulfillment and authentication center employees, as e-commerce demand continues to grow. Additionally, the effects of any new variants of COVID-19 that may arise make it difficult to predict the impact of COVID-19 on our business going forward, including any impacts on our vendors.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 24.9 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended March 31, 2022 was 85% as compared to 84% for the three months ended March 31, 2021.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of March 31, 2022, 14% of our buyers had become consignors and 57% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. In October 2020, we secured a lease in Arizona for an additional authentication center and moved operations from our former Brisbane authentication center in June 2021. We operate flagship retail stores in New York, Los Angeles, San Francisco, and Chicago. We operate neighborhood stores in New York, Palo Alto, Newport Beach, Greenwich, Dallas, Austin, Atlanta, Marin County, Manhasset, and Palm Beach. Additionally, we opened a neighborhood store in Brentwood, California during the three months ended March 31, 2022. In addition to scaling our physical infrastructure, growing our single-SKU business operations require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth, including proprietary machine learning technology to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except AOV and percentages)
GMV	$428,206	$327,327
NMV	$310,511	$244,162
Consignment and service revenue	$97,877	$75,082
Direct revenue	$48,823	$23,735
Number of orders	878	690
Take rate	35.7%	34.3%
Active buyers	828	687
AOV	$487	$474
% of GMV from repeat buyers	85.0%	83.6%
GMV
Gross merchandise value (“GMV”) represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment and Service Revenue.
NMV
Net merchandise value (“NMV”) represents the value of sales from both consigned goods and our inventory net of platform-wide discounts less product returns and order cancellations and excludes the effect of buyer incentives, shipping fees and sales tax. We believe NMV is a supplemental measure of the scale and growth of our online marketplace. Like GMV, NMV is not a proxy for revenue or revenue growth.

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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA Reconciliation:
Net loss	$(57,412)	$(55,993)
Depreciation and amortization	6,364	5,435
Stock-based compensation	12,514	10,919
Payroll taxes expense on employee stock transactions	205	506
Legal settlement	304	288
Interest income	(98)	(87)
Interest expense	2,664	3,296
Other (income) expense, net	139	(17)
Provision for income taxes	—	28
Adjusted EBITDA	$(35,320)	$(35,625)

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
Cost of Revenue
Cost of consignment and services revenue consists of shipping costs, credit card fees, packaging, customer service personnel-related costs, website hosting services, and consignor inventory adjustments related to lost or damaged products. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, website hosting services, and inventory adjustments for lower of cost or net realizable value provisions and for lost or damaged products.

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
Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenue:
Consignment and service revenue	$97,877	$75,082
Direct revenue	48,823	23,735
Total revenue	146,700	98,817
Cost of revenue:
Cost of consignment and service revenue	28,049	20,114
Cost of direct revenue	40,034	20,365
Total cost of revenue	68,083	40,479
Gross profit	78,617	58,338
Operating expenses:
Marketing	17,961	15,561
Operations and technology	67,101	51,934
Selling, general and administrative	48,262	43,616
Total operating expenses	133,324	111,111
Loss from operations	(54,707)	(52,773)
Interest income	98	87
Interest expense	(2,664)	(3,296)
Other income (expense), net	(139)	17
Loss before provision for income taxes	(57,412)	(55,965)
Provision for income taxes	—	28
Net loss	$(57,412)	$(55,993)

	Three Months Ended March 31,
	2022	2021
Revenue:
Consignment and service revenue	66.7%	76.0%
Direct revenue	33.3	24.0
Total revenue	100.0	100.0
Cost of revenue:
Cost of consignment and service revenue	19.1	20.4
Cost of direct revenue	27.3	20.6
Total cost of revenue	46.4	41.0
Gross profit	53.6	59.0
Operating expenses:
Marketing	12.2	15.7
Operations and technology	45.7	52.6
Selling, general and administrative	33.0	44.1
Total operating expenses	90.9	112.4
Loss from operations	(37.3)	(53.4)
Interest income	0.1	0.1
Interest expense	(1.8)	(3.3)
Other income (expense), net	(0.1)	—
Loss before provision for income taxes	(39.1)	(56.6)
Provision for income taxes	—	—
Net loss	(39.1)%	(56.6)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Consignment and Service Revenue
Consignment and service revenue increased by $22.8 million, or 30%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in revenue was driven primarily by a 31% increase in GMV and improvement in our take rate during the three months ended March 31, 2022, partially offset by an increase in returns and cancellations year over year. GMV growth during the three months ended March 31, 2022 was driven by a 27% increase in orders and a 3% increase in AOV due to an increased market demand for online luxury goods. We believe this growth is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the three months ended March 31, 2022 was 27.5%, compared to 25.4% for the three months ended March 31, 2021. This increase was primarily due to a higher sales mix of returnable products, such as apparel, during the three months March 31, 2022. Our take rate increased to 35.7% from 34.3% during the three months ended March 31, 2022 compared to the same period last year due to an increased contribution from higher take rate products such as women's apparel.
Direct Revenue
Direct revenue increased by $25.1 million, or 106%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue has been increasing as a percentage of total revenue in recent quarters as a result of sell-through of company owned inventory from previous direct purchases from businesses. We intend to limit the amount of direct purchases from businesses in the future. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment and service revenue, as well as the amount of company-owned inventory we purchase. We anticipate direct revenue to decrease as a percentage of total revenue over the longer term.
Cost of Consignment and Service Revenue

Cost of consignment and service revenue increased by $7.9 million, or 39%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to increases in shipping costs driven by fulfillment of a larger number of orders and credit card fees driven by growth in our business.
Consignment and service revenue gross margin decreased by 2 percentage points in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily attributable to a higher allocation of credit card fees to consignment and service revenue.
Cost of Direct Revenue
Cost of direct revenue increased by $19.7 million, or 97%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Direct revenue gross margin increased by 4 percentage points for the three months ended March 31, 2022, primarily driven by favorable product margins and a lower allocation of credit card fees.
The margin profile of our direct revenue is lower than consignment and service revenue. Our total gross margin decreased by 5% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to the increase in direct revenue as a percentage of total revenue. Gross margin may vary from period to period.
Marketing
Marketing expense increased by $2.4 million, or 15%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increases in advertising costs as we seek to optimize the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percent of revenue, marketing expense decreased to 12.2% from 15.7% in the three months ended March 31, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology
Operations and technology expense increased by $15.2 million, or 29%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to higher employee compensation related expenses, including stock-based compensation expense due to an increase in headcount. The increase was also driven by an increase in software fees.
As a percent of revenue, operations and technology expense decreased to 45.7% from 52.6% in the three months ended March 31, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative
Selling, general and administrative expense increased by $4.6 million, or 11%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to higher employee compensation expenses, including stock-based compensation expense due to increased headcount, and an increase in software fees.
As a percent of revenue, selling, general and administrative expense decreased to 33.0% from 44.1% in the three months ended March 31, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Interest Income
Interest income was flat for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Interest Expense
Interest expense decreased $0.6 million, or 19%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2022, which eliminated the debt discount related to both the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income (Expense), Net
Other income (expense) decreased by $0.2 million, or over 100% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $361.0 million and an accumulated deficit of $812.1 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of March 31, 2022 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(49,354)	$(47,808)
Investing activities	(8,447)	(4,330)
Financing activities	637	249,151
Net increase (decrease) in cash and cash equivalents	$(57,164)	$197,013
Net Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $49.4 million, which consisted of a net loss of $57.4 million, adjusted by non-cash charges of $25.3 million and cash outflows due to a net change of $17.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an $8.6 million decrease in other accrued and current liabilities, primarily due to the $11.0 million legal settlement payment made during the three months ended March 31, 2022 in connection with the class-action lawsuit, a decrease of $3.7 million in operating lease liabilities, an increase of $2.7 million in inventory driven by an increase in direct purchases of inventory from vendors, and a $2.4 million decrease in accrued consignor payable, partially offset by a $2.0 million increase in accounts payable.
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

Net Cash Used in Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $8.4 million, which consisted of $5.1 million for purchases of property and equipment, net, including leasehold improvements and $3.3 million for capitalized proprietary software development costs.
During the three months ended March 31, 2021, net cash used in investing activities was $4.3 million, which primarily consisted of $5.9 million for purchases of property and equipment, net, including leasehold improvements, and $2.4 million for capitalized proprietary software development costs, partially offset by $4.0 million of proceeds from maturities on short-term investments.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.6 million, which consisted of proceeds of $0.6 million from the exercise of stock options.
During the three months ended March 31, 2021, net cash provided by financing activities was $249.2 million, which primarily consisted of proceeds of $278.8 million from the issuance of the 1.00% convertible senior notes, net of issuance costs, $4.0 million from the exercise of stock options, partially offset by $33.7 million for the purchase of capped calls related to the 2028 Notes issuance.
Convertible Senior Notes
As of March 31, 2022, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
Contractual Obligations and Commitments
As of March 31, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

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
Convertible Senior Notes
Prior to the adoption of ASU 2020-06 and in recording our convertible debt instruments, we separately accounted for the liability and equity components by allocating proceeds between the liability component and the embedded conversion options, or equity components. We allocated the debt components of the instruments on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds were allocated to the equity component. The allocation was performed in a manner that reflects our non-convertible debt borrowing rate for similar debt. The fair value borrowing rate is considered a critical estimate because of the judgment necessary in assessing an interest rate that would be available to the company of a similar debt instrument that does not have a conversion feature. For the 2025 Notes with a principal amount of $172.5 million, an interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million. For the 2028 Notes with a principal amount of $287.5 million, an interest rate of 7.18% was used to compute the initial fair value of the liability component of $191.3 million.
Recent Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to this item since December 31, 2021.
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
Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies. See “Note 10—Commitments and Contingencies”.
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. The Court entered an Amended Scheduling Order on December 20, 2021. Under the Amended Scheduling Order, all fact discovery is to be completed by August 1, 2022 and all discovery is to be completed by November 14, 2022. On March 10, 2022, the Court granted Chanel's request for a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motions to dismiss and strike those claims are pending. The parties continue to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. This litigation is in its early stages and the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. Chanel could in the future assert additional trademark and advertising or other claims against us in this or other proceedings. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement.
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
Item 1A. Risk Factors.
The Company has reviewed and updated its risk factors as previously disclosed in its 2021 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2021 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.
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
We experienced net losses of $98.4 million, $175.8 million, $236.1 million and $57.4 million in 2019, 2020, 2021 and the three months ended March 31, 2022, respectively, and as of March 31, 2022 we had an accumulated deficit of $812.1 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of the goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers and potential buyers believe that the luxury goods we offer on behalf of our consignors is not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts, which could materially adversely impact our business and operating results.
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
Prior to the adoption of ASU 2020-06, under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options, we accounted for the liability and equity components of the Notes separately because the Notes may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. This bifurcation resulted in a debt discount for Notes. See "Note 2—Summary of Significant Accounting Policies— Convertible Senior Notes." We used the effective interest method to amortize the debt discount to interest expense over the amortization period, which is the expected life of the Notes. However, we adopted ASU 2020-06 as of January 1, 2022, under which we now account for the Notes as a single liability measured at their amortized cost. Upon adoption, we recorded a cumulative effect of $13.4 million as a reduction to accumulated deficit and a reduction to additional paid in capital of $112.1 million related to amounts attributable to the value of the conversion options that had previously been recorded in equity. Additionally, we recorded an increase to the Notes balance by an aggregate amount of $98.6 million as a result of the reversal of the separation of the convertible debt between debt and equity. As a result of the adoption of ASU 2020-06, we also derecognized $27.5 million of deferred tax liabilities and recognized $0.2 million of deferred tax assets, resulting in a $27.7 million increase to the net deferred tax assets and a corresponding increase of $27.7 million in the offsetting valuation allowance.
The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in periods beginning on or after January 1, 2022 as a result of eliminating the discount associated with the equity component. In addition, following adoption, we are required to calculate diluted earnings per share using the "if converted" method, which assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which can adversely affect our diluted earnings per share. Future amendments to the accounting treatment for the Notes, could adversely affect our financial results, the trading price of our common stock and the trading price of the Notes.
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

The RealReal, Inc.

Date: May 10, 2022	By:	/s/ Julie Wainwright
Julie Wainwright
Chief Executive Officer

Date: May 10, 2022	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer