Form 10-Q
period 2022-06-30
TheRealReal, Inc.
filed 2022-08-09
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, the registrant had 95,537,035 shares of common stock, $0.00001 par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$315,890	$418,171
Accounts receivable, net	6,364	7,767
Inventory, net	74,030	71,015
Prepaid expenses and other current assets	20,715	20,859
Total current assets	416,999	517,812
Property and equipment, net	92,991	89,286
Operating lease right-of-use assets	135,634	145,311
Other assets	2,790	2,535
Total assets	$648,414	$754,944
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,052	$4,503
Accrued consignor payable	64,443	71,042
Operating lease liabilities, current portion	19,970	18,253
Other accrued and current liabilities	79,733	94,188
Total current liabilities	172,198	187,986
Operating lease liabilities, net of current portion	133,039	143,159
Convertible senior notes, net	448,305	348,380
Other noncurrent liabilities	1,985	2,291
Total liabilities	755,527	681,816
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 95,525,577 and 92,960,066 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	758,171	841,255
Accumulated deficit	(865,285)	(768,128)
Total stockholders’ equity (deficit)	(107,113)	73,128
Total liabilities and stockholders’ equity (deficit)	$648,414	$754,944
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Consignment revenue	$96,917	$72,452	$180,906	$137,339
Direct revenue	42,646	22,460	91,469	46,195
Shipping services revenue	14,872	10,000	28,760	20,195
Total revenue	154,435	104,912	301,135	203,729
Cost of revenue:
Cost of consignment revenue	14,254	10,506	27,987	19,710
Cost of direct revenue	36,660	19,975	76,694	40,340
Cost of shipping services revenue	15,834	11,018	30,150	21,928
Total cost of revenue	66,748	41,499	134,831	81,978
Gross profit	87,687	63,413	166,304	121,751
Operating expenses:
Marketing	16,997	13,109	34,958	28,670
Operations and technology	69,428	59,837	136,529	111,771
Selling, general and administrative	52,245	44,264	100,203	87,592
Legal settlement	—	11,000	304	11,288
Total operating expenses	138,670	128,210	271,994	239,321
Loss from operations	(50,983)	(64,797)	(105,690)	(117,570)
Interest income	260	107	358	194
Interest expense	(2,675)	(6,006)	(5,339)	(9,302)
Other income, net	266	—	127	17
Loss before provision for income taxes	(53,132)	(70,696)	(110,544)	(126,661)
Provision for income taxes	33	27	33	55
Net loss attributable to common stockholders	$(53,165)	$(70,723)	$(110,577)	$(126,716)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.78)	$(1.17)	$(1.40)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	94,901,943	91,062,220	94,192,963	90,555,963
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(53,165)	$(70,723)	$(110,577)	$(126,716)
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	—	—	(11)
Comprehensive loss	$(53,165)	$(70,723)	$(110,577)	$(126,727)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	92,960,066	$1	$841,255	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(112,052)	13,420	(98,632)
Issuance of common stock upon exercise of options	417,428	—	637	—	637
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	922,610	—	(2)	—	(2)
Stock-based compensation expense	—	—	12,964	—	12,964
Net loss	—	—	—	(57,412)	(57,412)
Balance as of March 31, 2022	94,300,104	$1	$742,802	$(812,120)	$(69,317)
Issuance of common stock upon exercise of options	94,601	$—	$328	$—	$328
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	848,646	—	(23)	—	(23)
Issuance of common stock for exercises under ESPP	282,226	—	900	—	900
Stock-based compensation expense	—	—	14,164	—	14,164
Net loss	—	—	—	(53,165)	(53,165)
Balance as of June 30, 2022	95,525,577	$1	$758,171	$(865,285)	$(107,113)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(110,577)	$(126,716)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,060	11,806
Stock-based compensation expense	26,179	23,732
Reduction of operating lease right-of-use assets	9,669	9,788
Bad debt expense	680	482
Accrued interest on convertible notes	—	894
Accretion of debt discounts and issuance costs	1,293	5,803
Loss on disposal/sale of property and equipment and impairment of capitalized proprietary software	229	—
Other adjustments	—	46
Changes in operating assets and liabilities:
Accounts receivable, net	723	923
Inventory, net	(3,015)	(16,757)
Prepaid expenses and other current assets	238	(633)
Other assets	(351)	(766)
Operating lease liability	(8,395)	(8,066)
Accounts payable	3,567	(1,873)
Accrued consignor payable	(6,599)	(2,018)
Other accrued and current liabilities	(14,421)	14,621
Other noncurrent liabilities	(184)	418
Net cash used in operating activities	(87,904)	(88,316)
Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	4,000
Capitalized proprietary software development costs	(6,620)	(4,821)
Purchases of property and equipment	(9,599)	(20,642)
Net cash used in investing activities	(16,219)	(21,463)
Cash flow from financing activities:
Proceeds from issuance of 2028 convertible senior notes, net of issuance costs	—	278,396
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	—	(33,666)
Proceeds from exercise of stock options	965	4,759
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	900	1,092
Taxes paid related to restricted stock vesting	(23)	—
Net cash provided by financing activities	1,842	250,581
Net increase (decrease) in cash and cash equivalents	(102,281)	140,802
Cash and cash equivalents
Beginning of period	418,171	350,846
End of period	$315,890	$491,648

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$4,045	$2,600
Cash paid for income taxes	256	82
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,347	2,552
Capitalized proprietary software development costs additions not yet paid in cash	2,213	610
Issuance costs associated with issuance of 2025 and 2028 convertible senior notes included in other accrued and current liabilities	—	630
Stock-based compensation capitalized to proprietary software development costs	949	765

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
The condensed balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and stockholders’ equity, and cash flows for the periods presented. The Company had a change in accounting policy from those disclosed in the audited financial statements and related notes for the year ended December 31, 2021 related to shipping services revenue. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation, as described in Note 2 “Change in Accounting Principle” below.
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

Revenue Recognition
The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail stores. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that include products and services that are capable of being distinct and accounted for as separate performance obligations as described below. The transaction price requires an allocation across consignment services, sales of Company-owned inventory, and shipping services. Estimation is required in the determination of the services stand-alone selling price ("SSP").
Consignment Revenue
The Company provides a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. The Company retains a percentage of the proceeds received as payment for its consignment service, which the Company refers to as its take rate. SSP is estimated using observable stand-alone consignment sales which are conducted without shipping services. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remains with the consignor until transferred to the buyer upon purchase of the consigned goods and expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where returned goods become Company-owned inventory.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and six months ended June 30, 2022 and 2021.
Direct Revenue
The Company generates direct revenue from the sale of Company-owned inventory. The Company recognizes direct revenue on a gross basis upon shipment of the purchased good to the buyer as the Company acts as the principal in the transaction. SSP is estimated using observable stand-alone sales of Company-owned inventory which are conducted without shipping services, when available, or a market assessment approach. Direct revenue is recognized net of estimated returns, buyer incentives and adjustments. Sales tax assessed by governmental authorities is excluded from revenue. Cost of direct revenue is also recognized upon shipment to the buyer in an amount equal to that paid to the consignor from the original consignment sale, an amount equal to that paid as a direct purchase from a third party, or the lower of cost of the inventory purchased and its net realizable value.
Shipping Services Revenue
The Company provides a service to ship purchased items to buyers and a service to ship items from buyers back to the Company. The Company determines itself to be the principal in this arrangement. The Company charges a fee to buyers for this service and elected to treat shipping and handling activities performed as a separate performance obligation. For shipping services revenue, the Company's SSP is estimated using a market approach considering external and internal data points on the stand-alone sales price of the shipping service. All outbound shipping and handling costs for buyers are accounted for as cost of shipping services and recognized as the shipping activity occurs. The Company recognizes shipping revenue over time as the shipping activity occurs, which is generally one to three days after shipment.

Incentives
Incentives, which include platform-wide discounts and buyer incentives, may periodically be offered to buyers. Platform-wide discounts are made available to all buyers on the online marketplace. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on the Company’s platform, and do not impact the commissions paid to consignors. These are treated as a reduction of consignment revenue and direct revenue. Additionally, the Company periodically offers commission exceptions to the standard consignment rates to consignors to optimize its supply. These are treated as a reduction of consignment revenue at the time of sale. The Company may offer a certain type of buyer incentive in the form of site credits to buyers on current transactions to be applied towards future transactions, which are included in other accrued and current liabilities on the condensed balance sheets.
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of June 30, 2022 and December 31, 2021. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of June 30, 2022 and December 31, 2021.
Cost of Revenue
Cost of consignment revenue consist of credit card fees, packaging, customer service personnel-related costs, website hosting services, and consignor inventory adjustments relating to lost or damaged products. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, website hosting services, and inventory adjustments. Cost of shipping services revenue consists of the outbound shipping and handling costs to deliver purchased items to buyers and an allocation of the credit card fees associated with the shipping fee charged.
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

Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were not material for the three and six months ended June 30, 2022 and 2021.

Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $17.8 million and $23.6 million as of June 30, 2022 and December 31, 2021, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.4 million and $9.1 million as of June 30, 2022 and December 31, 2021, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of June 30, 2022 and December 31, 2021, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the six months ended June 30, 2022 and 2021.
Change in Accounting Principle
During the three months ended June 30, 2022, the Company changed its method of accounting for shipping and handling activities from applying the policy election to account for shipping services as fulfillment activities to recognizing shipping services as a promised service to customers which the Company determined to be a separate performance obligation to its customers. The Company believes that this change in accounting method is preferable, as it results in a disaggregation of revenue and related costs that provides more transparency to users of its financial statements and is more consistent with the nature of the Company's promises made in arrangements with its customers. The effects of this change to the disaggregation and presentation of revenue and costs of revenue have been retroactively applied to all periods presented. This change had an immaterial impact to the Company's loss from operations and as such the Company did not retroactively adjust prior periods for these immaterial effects.

Certain financial statement line items included in the Statement of Operations for the three and six month periods ended June 30, 2022 and June 30, 2021, respectively were adjusted as follows (in thousands):

	Three Months Ended June 30, 2022
	As Computed Under Previous Method	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$111,789	$(14,872)	$96,917
Shipping services revenue	—	14,872	14,872
Cost of revenue:
Cost of consignment revenue	30,088	(15,834)	14,254
Cost of shipping services revenue	—	15,834	15,834

	Six Months Ended June 30, 2022
	As Computed Under Previous Method	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$209,666	$(28,760)	$180,906
Shipping services revenue	—	28,760	28,760
Cost of revenue:
Cost of consignment revenue	58,137	(30,150)	27,987
Cost of shipping services revenue	—	30,150	30,150

	Three Months Ended June 30, 2021
	As Previously Reported	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$82,452	$(10,000)	$72,452
Shipping services revenue	—	10,000	10,000
Cost of revenue:
Cost of consignment revenue	21,524	(11,018)	10,506
Cost of shipping services revenue	—	11,018	11,018

	Six Months Ended June 30, 2021
	As Previously Reported	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$157,534	$(20,195)	$137,339
Shipping services revenue	—	20,195	20,195
Cost of revenue:
Cost of consignment revenue	41,638	(21,928)	19,710
Cost of shipping services revenue	—	21,928	21,928
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
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$246,394	$—	$—	$246,394
Money market funds	69,496	—	—	69,496
Total cash and cash equivalents	$315,890	$—	$—	$315,890

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$278,769	$—	$—	$278,769
Money market funds	139,402	—	—	139,402
Total cash and cash equivalents	$418,171	$—	$—	$418,171
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $69.5 million and $139.4 million, respectively. Money market funds are measured at net asset value per share and are excluded from the fair value hierarchy.

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	June 30, 2022
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$168.4	$149.3
2028 Convertible senior notes	$279.9	$212.9
The principal amounts of the 2025 convertible senior notes and the 2028 convertible senior notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of June 30, 2022, the fair value of the 2025 convertible senior notes and the 2028 convertible senior notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Proprietary software	$36,679	$31,799
Furniture and equipment	44,704	40,176
Automobiles	1,419	1,505
Leasehold improvements	65,226	66,154
Property and equipment, gross	148,028	139,634
Less: accumulated depreciation and amortization	(55,037)	(50,348)
Property and equipment, net	$92,991	$89,286
Depreciation and amortization expense on property and equipment was $6.7 million and $6.4 million for the three months ended June 30, 2022 and 2021, respectively, and $13.1 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Returns reserve	$17,778	$23,577
Accrued compensation	16,086	14,258
Accrued legal	1,655	14,417
Accrued sales tax and other taxes	7,137	8,935
Site credit liability	10,526	8,738
Accrued marketing and outside services	6,940	7,897
Accrued inventory	2,769	3,513
Accrued shipping	5,838	2,006
Deferred revenue	3,541	3,387
Accrued interest	1,166	1,166
Other	6,297	6,294
Other accrued and current liabilities	$79,733	$94,188

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of June 30, 2022 (unaudited), the Company was in compliance with all covenants.
As of June 30, 2022, $0 had been drawn on the Revolving Credit Agreement.
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
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of June 30, 2022.
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
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $168.4 million as of June 30, 2022, with principal of $172.5 million, net of unamortized issuance costs of $4.1 million. The 2025 Notes were classified as long term liabilities as of June 30, 2022. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$172,500	$172,500
Unamortized debt discount (1)	—	(14,350)
Unamortized debt issuance costs	(4,101)	(4,286)
Net carrying amount	$168,399	$153,864

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

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,294	$1,294	$2,588	$2,587
Amortization of debt discount	—	897	—	1,769
Amortization of debt issuance costs	332	270	652	533
Total interest and amortization expense	$1,626	$2,461	$3,240	$4,889
Future minimum payments under the 2025 Notes as of June 30, 2022, are as follows:

Fiscal Year	Amount
Remainder of 2022	$2,587
2023	5,175
2024	5,175
2025	175,088
Total future payments	188,025
Less amounts representing interest	(15,525)
Total principal amount	$172,500
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

On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of June 30, 2022.
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
In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $279.9 million as of June 30, 2022, with principal of $287.5 million, net of unamortized issuance costs of $7.6 million. The 2028 Notes were classified as long term liabilities as of June 30, 2022. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.

The net carrying amount of the liability component of the 2028 Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$287,500	$287,500
Unamortized debt discount (1)	—	(87,403)
Unamortized debt issuance costs	(7,594)	(5,581)
Net carrying amount	$279,906	$194,516
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

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$719	$719	$1,438	$894
Amortization of debt discount	—	2,654	—	3,294
Amortization of debt issuance costs	321	167	641	208
Total interest and amortization expense	$1,040	$3,540	$2,079	$4,396
Future minimum payments under the 2028 Notes as of June 30, 2022, are as follows:

Fiscal Year	Amount
Remainder of 2022	$1,438
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	304,750
Less amounts representing interest	(17,250)
Total principal amount	$287,500
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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of June 30, 2022, total unrecognized compensation expense of approximately $1.2 million related to options and $111.0 million was related to RSUs and PSUs, which will be recognized over the remaining weighted-average vesting period of approximately 0.8 years and 3.0 years, respectively.
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
There were 282,226 shares purchased by employees under the ESPP during the three and six months ended June 30, 2022. There were 98,355 shares purchased by employees under the ESPP during the three and six months ended June 30, 2021.
As of June 30, 2022, total unrecognized compensation costs related to the 2019 ESPP was $0.4 million which will be amortized over the remaining weighted-average vesting period of approximately 0.38 years.
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketing	$614	$560	$1,207	$1,296
Operations and technology	5,616	5,550	10,865	10,246
Selling, general and administrative	7,435	6,703	14,107	12,190
Total	$13,665	$12,813	$26,179	$23,732
During the three and six months ended June 30, 2022, the Company recognized compensation expense of $1.0 million within selling, general and administrative associated with the modification of certain outstanding equity awards pursuant to the terms of the transition and separation agreement the Company entered into with its founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer on June 6, 2022.
During the three months ended June 30, 2022 and 2021, the Company capitalized $0.4 million and $0.4 million of stock-based compensation expense to proprietary software, respectively. During the six months ended June 30, 2022 and 2021, the Company capitalized $0.9 million and $0.8 million of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $7.3 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively, and $14.5 million and $14.9 million for the six months ended June 30, 2022 and 2021, respectively. The Company also incurred $1.3 million of variable lease costs for the both the three months ended June 30, 2022 and 2021, and $2.8 million and $2.7 million of variable lease costs for the six months ended June 30, 2022 and 2021, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$14,201
2023	28,261
2024	27,998
2025	28,647
2026	28,201
Thereafter	58,830
Total future minimum payments	$186,138
Less: Imputed interest	(33,129)
Present value of operating lease liabilities	$153,009
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating cash flows used for operating leases	$13,193	$13,192
Operating lease assets obtained in exchange for operating lease liabilities	$8	$33,012
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2022
Weighted average remaining lease term	6.6 years
Weighted average discount rate	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of June 30, 2022 and December 31, 2021.
Note 10. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2025. As of June 30, 2022, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continue to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery is currently scheduled to be completed by February 15, 2023, and all depositions will be completed by no later than May 15, 2023. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement.
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
Note 11. Income Taxes

The Company's provisions for income taxes were immaterial during the three months ended June 30, 2022 and 2021, and were immaterial during the six months ended June 30, 2022. The Company recorded $0.1 million of provisions for income taxes during the six months ended June 30, 2021.
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
The Company maintained a full valuation allowance against its gross deferred tax assets which were $213.4 million as of June 30, 2022. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of June 30, 2022, the Company had unrecognized tax benefits under ASC 740 Income Taxes of approximately $0 and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 12. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(53,165)	$(70,723)	$(110,577)	$(126,716)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	94,901,943	91,062,220	94,192,963	90,555,963
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.78)	$(1.17)	$(1.40)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2022	2021
Options to purchase common stock	3,404,162	4,523,649
Restricted stock units	11,865,032	6,603,189
Estimated shares issuable under the Employee Stock Purchase Plan	435,282	137,275
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323
Total	34,450,799	30,010,436
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup, subject to safety requirements related to the COVID-19 pandemic, and meetings with consignors via online face-to-face platforms, or virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our larger footprint flagship retail stores, or Flagship stores, and smaller footprint neighborhood retail stores, or Neighborhood stores, provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 26.8 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2022 and 2021, our overall take rate on consigned goods was 36.1% and 34.5%, respectively. The increase in our take rate was due to the larger sales mix of higher take rate categories such as women's apparel. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
•Direct revenue. When we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.
•Shipping services revenue. When we deliver purchased items to our buyers, we charge shipping fees to buyers for the outbound shipping and handling services. Shipping services revenue excludes the effect of buyer incentives and sales tax.
We generate revenue from orders processed through our website, mobile app and 19 retail locations. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 28.9 million members as of June 30, 2022. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through June 30, 2022, we have cumulatively paid more than $2.8 billion in commissions to our consignors. Our GMV increased by 30% to $454.2 million from $350.0 million in the three months ended June 30, 2022 and 2021, respectively. Our GMV increased by 30% to $882.4 million from $677.3 million in the six months ended June 30, 2022 and 2021, respectively. Additionally, NMV increased by 30% to $332.5 million from $256.5 million in the three months ended June 30, 2022 and 2021 and by 28% to $643.0 million from $500.7 million in the six months ended June 30, 2022 and 2021 due to GMV growth. Our total revenue increased by 47% to $154.4 million from $104.9 million in the three months ended June 30, 2022 and 2021, respectively, and increased by 48% to $301.1 million from $203.7 million in the six months ended June 30, 2022 and 2021, respectively. In the three months ended June 30, 2022 and 2021, our gross profit was $87.7 million and $63.4 million, respectively, representing an increase of 38%. In the six months ended June 30, 2022 and 2021, our gross profit was $166.3 million and $121.8 million, respectively, representing an increase of 37%. See “—Impact of COVID-19 on our Business” below.
Impact of COVID-19 on Our Business
In the year ended December 31, 2020, the COVID-19 pandemic adversely impacted our business and results of operations. During the year ended December 31, 2021, we experienced a return to our previous high growth.
In 2021, many COVID-19-related restrictions continued to ease, allowing the Company to resume in-person concierge consignment appointments. GMV and net revenues have recovered, yielding year over year increases in 2021, and increases during the three and six months ended June 30, 2022 compared to the same period last year. Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers.
We have experienced difficulty hiring sufficient employees in our authentication centers and in our sales organization due to labor shortages affecting retail businesses and increased competition for e-commerce fulfillment and authentication center employees. Additionally, we have incurred higher shipping costs as providers are impacted by macroeconomic factors in connection with the pandemic, as well as inflation and geopolitical factors. The ongoing impact of the pandemic, including effects of any new variants of COVID-19 that may arise, make it difficult to predict the impact of COVID-19 on our business going forward, including any impacts on our vendors or changes in consumer spending habits.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 26.8 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended June 30, 2022 was 82% as compared to 83% for the three months ended June 30, 2021.
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

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2022, 12% of our buyers had become consignors and 41% of our consignors had become buyers. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. In October 2020, we secured a lease in Arizona for an additional authentication center and moved operations from our former Brisbane authentication center in June 2021. We operate flagship retail stores in New York, Los Angeles, San Francisco, and Chicago. We operate neighborhood stores in New York, Palo Alto, Newport Beach, Greenwich, Dallas, Austin, Atlanta, Marin County, Manhasset, and Palm Beach. Additionally, we opened a neighborhood store in Brentwood, California during the six months ended June 30, 2022. In addition to scaling our physical infrastructure, growing our single-SKU business operations require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth, including proprietary machine learning technology to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except AOV and percentages)
GMV	$454,163	$350,001	$882,369	$677,328
NMV	$332,508	$256,509	$643,019	$500,671
Consignment revenue	$96,917	$72,452	$180,906	$137,339
Direct revenue	$42,646	$22,460	$91,469	$46,195
Shipping services revenue	$14,872	$10,000	$28,760	$20,195
Number of orders	934	673	1,812	1,363
Take rate	36.1%	34.5%	36.0%	34.4%
Active buyers	889	730	889	730
AOV	$486	$520	$487	$497
% of GMV from repeat buyers	84.7%	84.5%	84.8%	84.0%
GMV
Gross merchandise value (“GMV”) represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue.
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
Consignment Revenue
Consignment revenue is generated from the sale of pre-owned luxury goods through our online marketplace and retail stores on behalf of consignors. We retain a portion of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations, buyer incentives and adjustments. We also generate revenue from subscription fees paid by buyers for early access to products.
Direct Revenue
Direct revenue is generated from the sales of company-owned inventory. We recognize direct revenue upon shipment of the goods sold, based on the gross purchase price net of allowances for product returns, buyer incentives and adjustments.

Shipping Services Revenue
Shipping services revenue is generated from shipping fees we charge to buyers for outbound shipping and handling activities related to delivering purchased items to our buyers. We recognize shipping services revenue over time as the shipping activity occurs. Shipping services revenue excludes the effect of buyer incentives and sales tax.
Number of Orders
Number of orders means the total number of orders placed across our online marketplace and retail stores in a given period. We do not reduce number of orders to reflect product returns or order cancellations.
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. Our take rate structure is a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors typically start at a 55% commission (which equals a 45% take rate for us) and can earn up to a 70% commission. This tiered structure applies unless it is overridden by a commission exception.
Commission exceptions from the tiered commission structure optimize supply and drive take rate changes. Examples of current commission exceptions include a flat 20% commission on all items under $51, and an 85% commission on watches over $2,495. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.
Active Buyers
Active buyers include buyers who purchased goods through our online marketplace during the 12 months ended on the last day of the period presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.
Average Order Value (“AOV”)

Average order value (“AOV”) means the average value of all orders placed across our online marketplace and retail stores, excluding the effect of buyer incentives, shipping fees and sales taxes. Our focus on luxury goods across multiple categories drives a consistently strong AOV. Our AOV reflects both the average price of items sold as well as the number of items per order. Our AOV is a key driver of our operating leverage.

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
Adjusted EBITDA means net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, restructuring charges, CEO transition costs, and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation:
Net loss	$(53,165)	$(70,723)	$(110,577)	$(126,716)
Depreciation and amortization	6,696	6,371	13,060	11,806
Stock-based compensation (1)	13,665	12,813	26,179	23,732
CEO separation benefits (2)	902	—	902	—
CEO transition costs (3)	566	—	566	—
Payroll taxes expense on employee stock transactions	70	216	275	722
Legal settlement	—	11,000	304	11,288
Restructuring charges (4)	275	1,503	275	1,503
Interest income	(260)	(107)	(358)	(194)
Interest expense	2,675	6,006	5,339	9,302
Other (income) expense, net	(266)	—	(127)	(17)
Provision for income taxes	33	27	33	55
Adjusted EBITDA	$(28,809)	$(32,894)	$(64,129)	$(68,519)
(1) The stock-based compensation expense for the three and six months ended June 30, 2022 includes a one-time charge of $1.0M related to the modification of certain equity awards pursuant to the terms of the transition and separation agreement entered into with our founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer ("CEO") on June 6, 2022 (the "Separation Agreement").
(2) The separation benefit charges for the three and six months ended June 30, 2022 consists of base salary, bonus and benefits for the 2022 fiscal year, as well as an additional twelve months of base salary and benefits payable to Julie Wainwright pursuant to the Separation Agreement. In addition, see footnote 1 for disclosure regarding the incremental stock-based compensation expense incurred in connection with the Separation Agreement.
(3) The CEO transition charges for the three and six months ended June 30, 2022 consist of general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation.

(4) The restructuring charges for the three and six months ended June 30, 2022 consists of employee severance payments and benefits. The restructuring charges for the three and six months ended June 30, 2021 consist of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse.
Components of our Operating Results
Revenue
Our revenue is comprised of consignment revenue, direct revenue and shipping services revenue.
•Consignment revenue. We generate the substantial majority of our revenue from the sale of pre-owned luxury goods through our online marketplace and retail stores on behalf of consignors. For consignment sales, we retain a percentage of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations, buyer incentives and adjustments. Additionally, we generate service revenue from subscription fees paid by buyers for early access to products, but to date our subscription revenue has not been material.
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
•Shipping services revenue. We generate shipping services revenue from the outbound shipping and handling fees we charge when delivering purchased items to our buyers. We also generate shipping services revenue from the shipping fees for consigned products returned by our buyers to us within policy. We recognize shipping services revenue over time as the shipping activity occurs. Shipping services revenue excludes the effect of buyer incentives and sales tax.
Cost of Revenue
Cost of consignment revenue consists of credit card fees, packaging, customer service personnel-related costs, website hosting services, and consignor inventory adjustments related to lost or damaged products. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, website hosting services, and inventory adjustments for lower of cost or net realizable value provisions and for lost or damaged products. Cost of shipping services revenue consists of the outbound shipping and handling costs to deliver purchased items to our buyers, the shipping costs for consigned products returned by our buyers to us within policy, and an allocation of the credit card fees associated with the shipping fee charged.
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
Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Consignment revenue	$96,917	$72,452	$180,906	$137,339
Direct revenue	42,646	22,460	91,469	46,195
Shipping services revenue	14,872	10,000	28,760	20,195
Total revenue	154,435	104,912	301,135	203,729
Cost of revenue:
Cost of consignment revenue	14,254	10,506	27,987	19,710
Cost of direct revenue	36,660	19,975	76,694	40,340
Cost of shipping services revenue	15,834	11,018	30,150	21,928
Total cost of revenue	66,748	41,499	134,831	81,978
Gross profit	87,687	63,413	166,304	121,751
Operating expenses:
Marketing	16,997	13,109	34,958	28,670
Operations and technology	69,428	59,837	136,529	111,771
Selling, general and administrative	52,245	44,264	100,203	87,592
Legal settlement	—	11,000	304	11,288
Total operating expenses	138,670	128,210	271,994	239,321
Loss from operations	(50,983)	(64,797)	(105,690)	(117,570)
Interest income	260	107	358	194
Interest expense	(2,675)	(6,006)	(5,339)	(9,302)
Other income, net	266	—	127	17
Loss before provision for income taxes	(53,132)	(70,696)	(110,544)	(126,661)
Provision for income taxes	33	27	33	55
Net loss	$(53,165)	$(70,723)	$(110,577)	$(126,716)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Consignment revenue	62%	69%	60%	67%
Direct revenue	28	21	30	23
Shipping services revenue	10	10	10	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	9	10	9	10
Cost of direct revenue	24	19	25	20
Cost of shipping services revenue	10	11	10	11
Total cost of revenue	43	40	44	41
Gross profit	57	60	56	59
Operating expenses:
Marketing	11	13	12	14
Operations and technology	45	57	45	55
Selling, general and administrative	34	42	33	43
Legal settlement	—	10	—	6
Total operating expenses	90	122	90	118
Loss from operations	(33)	(62)	(34)	(59)
Interest income	—	—	—	—
Interest expense	(2)	(6)	(2)	(5)
Other income, net	—	—	—	—
Loss before provision for income taxes	(35)	(68)	(36)	(64)
Provision for income taxes	—	—	—	—
Net loss	(35)%	(68)%	(36)%	(64)%
Comparison of the Three Months Ended June 30, 2022 and 2021
Consignment Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Consignment revenue	$96,917	$72,452	$24,465	34%
Consignment revenue increased by $24.5 million, or 34%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in revenue was driven primarily by a 30% increase in GMV during the three months ended June 30, 2022, and improvement in our take rate during the three months ended June 30, 2022. GMV growth during the three months ended June 30, 2022 was driven by a 39% increase in orders due to an increased market demand for online luxury goods, partially offset by a 7% decrease in AOV. We believe the GMV growth is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the three months ended June 30, 2022 was relatively flat compared to the three months ended June 30, 2021. Our take rate increased to 36.1% from 34.5% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to an increased contribution from higher take rate products such as women's apparel.
Direct Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Direct revenue	$42,646	$22,460	$20,186	90%
Direct revenue increased by $20.2 million, or 90%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue increased as a percentage of total revenue compared to the same period last year as a result of sell-through of company owned inventory from previous direct purchases from businesses. We intend to limit the amount of direct purchases from businesses in the future. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue, as well as the amount of company-owned inventory we acquire. We anticipate direct revenue to decrease as a percentage of total revenue over the longer term.

Shipping Services Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$14,872	$10,000	$4,872	49%
Shipping services revenue increased by $4.9 million, or 49%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the fulfillment of a larger number of orders, which increased 39% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Cost of Consignment Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$14,254	$10,506	$3,748	36%
Cost of consignment revenue increased by $3.7 million, or 36%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increases were primarily attributable to higher credit card fees driven by growth in our business.
Consignment revenue gross margin remained flat in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Cost of Direct Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$36,660	$19,975	$16,685	84%
Cost of direct revenue increased by $16.7 million, or 84%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Direct revenue gross margin increased by 3 percentage points for the three months ended June 30, 2022, primarily driven by a lower allocation of credit card fees.
The margin profile of our direct revenue is lower than consignment revenue. Our total gross margin decreased by 4% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the increase in direct revenue as a percentage of total revenue. Gross margin may vary from period to period.

Cost of Shipping Services Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$15,834	$11,018	$4,816	44%
Cost of shipping services revenue increased by $4.8 million, or 44%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the increase in orders and higher shipping fees.
Shipping services revenue has negative margins which reflect economics of our business given the unique single SKU supply which can necessitate shipments from multiple warehouses associated with a single order as compared to a single shipping transaction price per order. The shipping services revenue gross margin increased by 4 percentage points for the three months ended June 30, 2022, primarily due to the increases in shipping services revenue outpacing the increases in cost of shipping.
Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Marketing	$16,997	$13,109	$3,888	30%
Marketing expense increased by $3.9 million, or 30%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increases in advertising costs as we seek to optimize the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percent of revenue, marketing expense decreased to 11% from 13% in the three months ended June 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Operations and technology	$69,428	$59,837	$9,591	16%
Operations and technology expense increased by $9.6 million, or 16%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to higher employee compensation related expenses due to an increase in headcount.
As a percent of revenue, operations and technology expense decreased to 45% from 57% in the three months ended June 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$52,245	$44,264	$7,981	18%
Selling, general and administrative expense increased by $8.0 million, or 18%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was driven by higher employee compensation expenses, including stock-based compensation expense due to increased headcount, in addition to an increase in software fees. The increases were also driven by costs associated with the resignation of the Company's founder during the three months ended June 30, 2022.

As a percent of revenue, selling, general and administrative expense decreased to 34% from 42% in the three months ended June 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Interest Income

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest income	$260	$107	$153	143%
Interest income increased by $0.2 million, or over 100%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Interest Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest expense	$(2,675)	$(6,006)	$3,331	-55%
Interest expense decreased by $3.3 million, or 55%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 on January 1, 2022, which eliminated the debt discount related to both the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income, Net

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Other income, net	$266	$—	$266	100%
Other income increased by $0.3 million, or over 100%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to recoveries from insurance proceeds.

Legal Settlement

	Three Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Legal settlement	$—	$11,000	$(11,000)	-100%
Legal settlement expense decreased by $11.0 million, or over 100%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the $11.0 million legal settlement accrued for during the three months ended June 30, 2021 in connection with the settlement of the shareholder class action filed against us.

Comparison of the Six Months Ended June 30, 2022 and 2021
Consignment Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$180,906	$137,339	$43,567	32%

Consignment revenue increased by $43.6 million, or 32%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in revenue was driven primarily by a 30% increase in GMV during the six months ended June 30, 2022, and improvement in our take rate during the six months ended June 30, 2022. GMV growth during the six months ended June 30, 2022 was driven by a 33% increase in orders, due to an increased market demand for online luxury goods, partially offset by a 2% decrease in AOV. We believe GMV growth is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the six months ended June 30, 2022 was 27.1%, compared to 26.1% for the three months ended June 30, 2021, respectively. Our take rate increased to 36.0% from 34.4% during the six months ended June 30, 2022 compared to the same period last year due to an increased contribution from higher take rate products such as women's apparel.
Direct Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Direct revenue	$91,469	$46,195	$45,274	98%
Direct revenue increased by $45.3 million, or 98%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue has increased as a percentage of total revenue in recent quarters as a result of sell-through of company owned inventory from previous direct purchases from businesses. We intend to limit the amount of direct purchases from businesses in the future. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue, as well as the amount of company-owned inventory we purchase. We anticipate direct revenue to decrease as a percentage of total revenue over the longer term.

Shipping Services Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$28,760	$20,195	$8,565	42%
Shipping services revenue increased by $8.6 million, or 42%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the fulfillment of a larger number of orders, which increased 33% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Cost of Consignment Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$27,987	$19,710	$8,277	42%
Cost of consignment revenue increased by $8.3 million, or 42%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases were primarily attributable to credit card fees driven by growth in our business.
Consignment revenue gross margin decreased by 1 percentage point in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily attributable to a higher allocation of credit card fees to consignment revenue.

Cost of Direct Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$76,694	$40,340	$36,354	90%
Cost of direct revenue increased by $36.4 million, or 90%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Direct revenue gross margin increased by 3 percentage points for the six months ended June 30, 2022, primarily driven by favorable product margins and a lower allocation of credit card fees.
The margin profile of our direct revenue is lower than consignment revenue. Our total gross margin decreased by 5% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the increase in direct revenue as a percentage of total revenue. Gross margin may vary from period to period.

Cost of Shipping Services Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$30,150	$21,928	$8,222	37%
Cost of shipping services revenue increased by $8.2 million, or 37%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the fulfillment of a larger number of orders as well as higher shipping fees.
Shipping services revenue has negative margins which reflect economics of our business given the unique single SKU supply which can necessitate shipments from multiple warehouses associated with a single order as compared to a single shipping transaction price per order. The shipping services revenue gross margin increased by 4 percentage points for the six months ended June 30, 2022, primarily due to the increases in shipping services revenue outpacing the increases in cost of shipping.

Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Marketing	$34,958	$28,670	$6,288	22%
Marketing expense increased by $6.3 million, or 22%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increases in advertising costs as we seek to enhance the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percent of revenue, marketing expense decreased to 12% from 14% in the six months ended June 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Operations and technology	$136,529	$111,771	$24,758	22%
Operations and technology expense increased by $24.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to higher employee compensation related expenses due to an increase in headcount. The increase was also attributed to higher amortization associated with capitalized proprietary software and higher cloud and software services fees.

As a percent of revenue, operations and technology expense decreased to 45% from 55% in the six months ended June 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$100,203	$87,592	$12,611	14%
Selling, general and administrative expense increased by $12.6 million, or 14%, in the six months ended June 30, 2022 and 2021, respectively. The increase was driven by higher employee compensation expenses, including stock-based compensation expense due to increased headcount, in addition to an increase in cloud and software services fees. The increases were also driven by costs associated with the resignation of the Company's founder during the six months ended June 30, 2022.
As a percent of revenue, selling, general and administrative expense decreased to 33% from 43% in the six months ended June 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Interest Income

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest income	$358	$194	$164	85%
Interest income increased by $0.2 million, or over 100%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Interest Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest expense	$(5,339)	$(9,302)	$3,963	-43%
Interest expense decreased by $4.0 million, or 43%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 on January 1, 2022, which eliminated the debt discount related to both the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income, Net

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Other income, net	$127	$17	$110	647%
Other income increased by $0.1 million, or over 100%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Legal Settlement

	Six Months Ended June 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Legal settlement	$304	$11,288	$(10,984)	-97%
Legal settlement expense decreased by $11.0 million, or 97%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the $11.0 million legal settlement accrued for during the six months ended June 30, 2021 in connection with the settlement of the shareholder class action filed against us.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $315.9 million and an accumulated deficit of $865.3 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of June 30, 2022 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30, 2022
	2022	2021
Net cash provided by (used in):
Operating activities	$(87,904)	$(88,316)
Investing activities	(16,219)	(21,463)
Financing activities	1,842	250,581
Net increase (decrease) in cash and cash equivalents	$(102,281)	$140,802
Net Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $87.9 million, which consisted of a net loss of $110.6 million, adjusted by non-cash charges of $51.1 million and cash outflows due to a net change of $28.4 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an $14.4 million decrease in other accrued and current liabilities, primarily due to the $11.0 million legal settlement payment made during the six months ended June 30, 2022 in connection with the class-action lawsuit, a decrease of $8.4 million in operating lease liabilities, an increase of $3.0 million in inventory driven by an increase in direct purchases of inventory from vendors, and a $6.6 million decrease in accrued consignor payable, partially offset by a $3.6 million increase in accounts payable.
During the six months ended June 30, 2021, net cash used in operating activities was $88.3 million, which consisted of a net loss of $126.7 million, adjusted by non-cash charges of $52.6 million and cash outflows due to a net change of $14.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an increase of $16.8 million in inventory driven by an increase in direct purchases of inventory from vendors, a $14.6 million increase in other accrued and current liabilities primarily due to the $11.0 million legal settlement accrual for which cash was paid in 2022, and a decrease of $8.1 million in operating lease liability.
Net Cash Used in Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $16.2 million, which consisted of $9.6 million for purchases of property and equipment, net, including leasehold improvements and $6.6 million for capitalized proprietary software development costs.
During the six months ended June 30, 2021, net cash used in investing activities was $21.5 million, which primarily consisted of $20.6 million for purchases of property and equipment, net, including leasehold improvements, and $4.8 million for capitalized proprietary software development costs, partially offset by $4.0 million of proceeds from maturities on short-term investments.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $1.8 million, which consisted of proceeds of $1.0 million from the exercise of stock options and proceeds of $0.9 million from the issuance of ESPP shares, partially offset by less than $0.1 million of taxes related to restricted stock units vesting.
During the six months ended June 30, 2021, net cash provided by financing activities was $250.6 million, which primarily consisted of proceeds of $278.4 million from the issuance of the 1.00% convertible senior notes, net of issuance costs, $4.8 million from the exercise of stock options, partially offset by $33.7 million for the purchase of capped calls related to the 2028 Notes issuance.
Convertible Senior Notes
As of June 30, 2022, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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

Contractual Obligations and Commitments
As of June 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company’s counterclaims and unclean hands defense while Chanel’s motions to dismiss and strike those claims are pending, and, on March 10, 2022, the Court granted Chanel's request. The parties continue to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery is currently scheduled to be completed by February 15, 2023, and all depositions will be completed by no later than May 15, 2023. However, the final outcome, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement.
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
We experienced net losses of $98.4 million, $175.8 million, $236.1 million and $110.6 million in 2019, 2020, 2021 and the six months ended June 30, 2022, respectively, and as of June 30, 2022 we had an accumulated deficit of $865.3 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability, and we may continue to incur significant losses going forward.
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
Our business is seasonal, and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter as a result of the holiday season and seasonal promotions. We expect this to continue in the future. If we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. In any given year, our seasonal sales patterns may become more pronounced, may strain our personnel and may cause a shortfall in revenue related to expenses in a given period, which could substantially harm our business, operating results and financial condition. In anticipation of increased activity during the fourth quarter, we also incur significant additional expenses, including additional marketing and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such increased costs may harm our profitability, especially if we are experiencing lower than expected revenue during the holidays.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability. Many of these factors have occurred, and may occur in the future, as a result of the COVID-19 pandemic and Russia's invasion of Ukraine. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower Average Order Volume (“AOV”) due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
Our future growth and profitability depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs, and we are investing heavily in these activities. We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time in an effort to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. We also face the unique challenge of attracting consignors and buyers to our online marketplace who may be unfamiliar with both our brand and our consignment business model. If we struggle to attract new consignors and buyers to our luxury resale model, or are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our consignor and buyer base could be adversely affected, and our business, operating results, financial condition and brand could suffer.
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
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs, which could materially adversely affect our business, financial condition or results of operations.

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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1*†	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award Agreement and related form agreements

10.2†	Transition and Separation Agreement between the Company and Julie Wainwright (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2022).

10.3†	Form of Special Award Letter (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 7, 2022).

18.1*	Preferability Letter from KPMG LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: August 9, 2022	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Co-Interim Chief Executive Officer, President, and Chief Operating Officer

Date: August 9, 2022	By:	/s/ Robert Julian
Robert Julian
Co-Interim Chief Executive Officer, and Chief Financial Officer