Form 10-Q
period 2022-09-30
TheRealReal, Inc.
filed 2022-11-08
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the registrant had 98,065,780 shares of common stock, $0.00001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (SEC). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of the COVID-19 pandemic, inflation, macroeconomic uncertainty and geopolitical instability;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$300,439	$418,171
Accounts receivable, net	8,753	7,767
Inventory, net	62,974	71,015
Prepaid expenses and other current assets	27,095	20,859
Total current assets	399,261	517,812
Property and equipment, net	99,506	89,286
Operating lease right-of-use assets	132,869	145,311
Other assets	2,780	2,535
Total assets	$634,416	$754,944
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$9,900	$4,503
Accrued consignor payable	71,771	71,042
Operating lease liabilities, current portion	20,444	18,253
Other accrued and current liabilities	91,974	94,188
Total current liabilities	194,089	187,986
Operating lease liabilities, net of current portion	130,050	143,159
Convertible senior notes, net	448,954	348,380
Other noncurrent liabilities	2,578	2,291
Total liabilities	775,671	681,816
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 97,927,443 and 92,960,066 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	771,287	841,255
Accumulated deficit	(912,543)	(768,128)
Total stockholders’ equity (deficit)	(141,255)	73,128
Total liabilities and stockholders’ equity (deficit)	$634,416	$754,944
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Consignment revenue	$93,874	$78,373	$274,780	$215,712
Direct revenue	34,005	29,387	125,474	75,582
Shipping services revenue	14,824	11,078	43,584	31,273
Total revenue	142,703	118,838	443,838	322,567
Cost of revenue:
Cost of consignment revenue	15,206	10,162	43,193	29,872
Cost of direct revenue	28,721	25,025	105,415	65,365
Cost of shipping services revenue	12,999	12,552	43,149	34,480
Total cost of revenue	56,926	47,739	191,757	129,717
Gross profit	85,777	71,099	252,081	192,850
Operating expenses:
Marketing	13,511	15,708	48,469	44,378
Operations and technology	70,782	61,135	207,311	172,906
Selling, general and administrative	46,860	44,912	147,063	132,504
Legal settlement	152	500	456	11,788
Total operating expenses	131,305	122,255	403,299	361,576
Loss from operations	(45,528)	(51,156)	(151,218)	(168,726)
Interest income	1,002	55	1,360	249
Interest expense	(2,675)	(6,072)	(8,014)	(15,374)
Other income, net	6	5	133	22
Loss before provision for income taxes	(47,195)	(57,168)	(157,739)	(183,829)
Provision for income taxes	63	28	96	83
Net loss attributable to common stockholders	$(47,258)	$(57,196)	$(157,835)	$(183,912)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.62)	$(1.66)	$(2.02)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	96,696,417	91,859,603	95,036,618	90,995,285
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(47,258)	$(57,196)	$(157,835)	$(183,912)
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	—	—	(11)
Comprehensive loss	$(47,258)	$(57,196)	$(157,835)	$(183,923)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	92,960,066	$1	$841,255	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(112,052)	13,420	(98,632)
Issuance of common stock upon exercise of options	417,428	—	637	—	637
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	922,610	—	(2)	—	(2)
Stock-based compensation expense	—	—	12,964	—	12,964
Net loss	—	—	—	(57,412)	(57,412)
Balance as of March 31, 2022	94,300,104	$1	$742,802	$(812,120)	$(69,317)
Issuance of common stock upon exercise of options	94,601	—	328	—	328
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	848,646	—	(23)	—	(23)
Issuance of common stock for exercises under ESPP	282,226	—	900	—	900
Stock-based compensation expense	—	—	14,164	—	14,164
Net loss	—	—	—	(53,165)	(53,165)
Balance as of June 30, 2022	95,525,577	$1	$758,171	$(865,285)	$(107,113)
Issuance of common stock upon exercise of options	1,416,611	—	1,941	—	1,941
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	985,255	—	(6)	—	(6)
Stock-based compensation expense	—	—	11,181	—	11,181
Net loss	—	—	—	(47,258)	(47,258)
Balance as of September 30, 2022	97,927,443	$1	$771,287	$(912,543)	$(141,255)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(157,835)	$(183,912)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	20,255	17,840
Stock-based compensation expense	37,020	36,324
Reduction of operating lease right-of-use assets	14,598	14,765
Bad debt expense	1,133	637
Accrued interest on convertible notes	575	1,525
Accretion of debt discounts and issuance costs	1,942	9,854
Loss on disposal/sale of property and equipment and impairment of capitalized proprietary software	432	404
Other adjustments	—	10
Changes in operating assets and liabilities:
Accounts receivable, net	(2,119)	(194)
Inventory, net	8,041	(21,555)
Prepaid expenses and other current assets	(6,543)	(5,330)
Other assets	(391)	(807)
Operating lease liability	(13,074)	(12,548)
Accounts payable	4,067	(6,220)
Accrued consignor payable	729	3,313
Other accrued and current liabilities	(4,494)	21,951
Other noncurrent liabilities	409	556
Net cash used in operating activities	(95,255)	(123,387)
Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	4,000
Capitalized proprietary software development costs	(9,847)	(7,455)
Purchases of property and equipment	(16,408)	(30,303)
Net cash used in investing activities	(26,255)	(33,758)
Cash flow from financing activities:
Proceeds from issuance of 2028 convertible senior notes, net of issuance costs	—	278,234
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	—	(33,666)
Proceeds from exercise of stock options	2,906	5,452
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	900	1,092
Taxes paid related to restricted stock vesting	(28)	(4)
Net cash provided by financing activities	3,778	251,108
Net increase (decrease) in cash and cash equivalents	(117,732)	93,963
Cash and cash equivalents
Beginning of period	418,171	350,846
End of period	$300,439	$444,809

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$5,496	$3,988
Cash paid for income taxes	256	94
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	4,487	1,425
Capitalized proprietary software development costs additions not yet paid in cash	2,159	1,247
Stock-based compensation capitalized to proprietary software development costs	1,289	1,121

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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and nine months ended September 30, 2022 and 2021.
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
Shipping Services Revenue
The Company provides a service to ship purchased items to buyers and a service to ship items from buyers back to the Company. The Company determines itself to be the principal in this arrangement. The Company charges a fee to buyers for this service and has elected to treat shipping and handling activities performed as a separate performance obligation. For shipping services revenue, the Company's SSP is estimated using a market approach considering external and internal data points on the stand-alone sales price of the shipping service. All outbound shipping and handling costs for buyers are accounted for as cost of shipping services and recognized as the shipping activity occurs. The Company also generates shipping services revenue from the shipping fees for consigned products returned by buyers to the Company within policy. The Company recognizes shipping revenue over time as the shipping activity occurs, which is generally one to three days after shipment.

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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain unredeemed site credits, which were immaterial as of September 30, 2022 and December 31, 2021. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of September 30, 2022 and December 31, 2021.
Cost of Revenue
Cost of consignment revenue consist of credit card fees, packaging, customer service personnel-related costs, website hosting services, and consignor inventory adjustments relating to lost or damaged products. Cost of direct revenue consists of the cost of goods sold, credit card fees, packaging, customer service personnel-related costs, website hosting services, and inventory adjustments. Cost of shipping services revenue consists of the outbound shipping and handling costs to deliver purchased items to buyers, the shipping costs for consigned products returned by buyers to the Company within policy, and an allocation of the credit card fees associated with the shipping fee charged.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of investments in short-term money market funds.

Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were not material for the three and nine months ended September 30, 2022 and 2021.

Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $21.2 million and $23.6 million as of September 30, 2022 and December 31, 2021, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $5.9 million and $9.1 million as of September 30, 2022 and December 31, 2021, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of September 30, 2022 and December 31, 2021, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the nine months ended September 30, 2022 and 2021.
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

Certain financial statement line items included in the Statement of Operations for the three and nine month periods ended September 30, 2022 and September 30, 2021, respectively were adjusted as follows (in thousands):

	Three Months Ended September 30, 2022
	As Computed Under Previous Method	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$108,698	$(14,824)	$93,874
Shipping services revenue	—	14,824	14,824
Cost of revenue:
Cost of consignment revenue	28,205	(12,999)	15,206
Cost of shipping services revenue	—	12,999	12,999

	Nine Months Ended September 30, 2022
	As Computed Under Previous Method	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$318,364	$(43,584)	$274,780
Shipping services revenue	—	43,584	43,584
Cost of revenue:
Cost of consignment revenue	86,342	(43,149)	43,193
Cost of shipping services revenue	—	43,149	43,149

	Three Months Ended September 30, 2021
	As Previously Reported	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$89,451	$(11,078)	$78,373
Shipping services revenue	—	11,078	11,078
Cost of revenue:
Cost of consignment revenue	22,714	(12,552)	10,162
Cost of shipping services revenue	—	12,552	12,552

	Nine Months Ended September 30, 2021
	As Previously Reported	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$246,985	$(31,273)	$215,712
Shipping services revenue	—	31,273	31,273
Cost of revenue:
Cost of consignment revenue	64,352	(34,480)	29,872
Cost of shipping services revenue	—	34,480	34,480
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
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$282,515	$—	$—	$282,515
Money market funds	17,924	—	—	17,924
Total cash and cash equivalents	$300,439	$—	$—	$300,439

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$278,769	$—	$—	$278,769
Money market funds	139,402	—	—	139,402
Total cash and cash equivalents	$418,171	$—	$—	$418,171
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents solely consisted of money market funds, which amounted to $17.9 million and $139.4 million, respectively. Money market funds are measured at net asset value per share and are excluded from the fair value hierarchy.

Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	September 30, 2022
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$168.7	$139.4
2028 Convertible senior notes	$280.2	$194.1
The principal amounts of the 2025 convertible senior notes and the 2028 convertible senior notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of September 30, 2022, the fair value of the 2025 convertible senior notes and the 2028 convertible senior notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Proprietary software	$37,384	$31,799
Furniture and equipment	47,409	40,176
Automobiles	2,020	1,505
Leasehold improvements	71,679	66,154
Property and equipment, gross	158,492	139,634
Less: accumulated depreciation and amortization	(58,986)	(50,348)
Property and equipment, net	$99,506	$89,286
Depreciation and amortization expense on property and equipment was $6.6 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively, and $19.7 million and $17.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Returns reserve	$21,187	$23,577
Accrued compensation	22,941	14,258
Accrued legal	1,460	14,417
Accrued sales tax and other taxes	7,926	8,935
Site credit liability	11,313	8,738
Accrued marketing and outside services	7,960	7,897
Accrued inventory	1,887	3,513
Accrued shipping	3,623	2,006
Deferred revenue	3,698	3,387
Accrued interest	1,741	1,166
Other	8,238	6,294
Other accrued and current liabilities	$91,974	$94,188

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of September 30, 2022 (unaudited), the Company was in compliance with all covenants.
As of September 30, 2022, $0 had been drawn on the Revolving Credit Agreement.
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
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of September 30, 2022.
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
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $168.7 million as of September 30, 2022, with principal of $172.5 million, net of unamortized issuance costs of $3.8 million. The 2025 Notes were classified as long term liabilities as of September 30, 2022. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$172,500	$172,500
Unamortized debt discount (1)	—	(14,350)
Unamortized debt issuance costs	(3,775)	(4,286)
Net carrying amount	$168,725	$153,864

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

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,293	$1,294	$3,881	$3,881
Amortization of debt discount	—	900	—	2,669
Amortization of debt issuance costs	326	271	978	803
Total interest and amortization expense	$1,619	$2,465	$4,859	$7,353
Future minimum payments under the 2025 Notes as of September 30, 2022, are as follows:

Fiscal Year	Amount
Remainder of 2022	$2,587
2023	5,175
2024	5,175
2025	175,088
Total future payments	188,025
Less amounts representing interest	(15,525)
Total principal amount	$172,500
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

On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of September 30, 2022.
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
In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $280.2 million as of September 30, 2022, with principal of $287.5 million, net of unamortized issuance costs of $7.3 million. The 2028 Notes were classified as long term liabilities as of September 30, 2022. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.

The net carrying amount of the liability component of the 2028 Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$287,500	$287,500
Unamortized debt discount (1)	—	(87,403)
Unamortized debt issuance costs	(7,271)	(5,581)
Net carrying amount	$280,229	$194,516
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

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$718	$719	$2,156	$1,613
Amortization of debt discount	—	2,709	—	6,003
Amortization of debt issuance costs	323	171	964	380
Total interest and amortization expense	$1,041	$3,599	$3,120	$7,996
Future minimum payments under the 2028 Notes as of September 30, 2022, are as follows:

Fiscal Year	Amount
2023	$2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	303,312
Less amounts representing interest	(15,812)
Total principal amount	$287,500
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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

As of September 30, 2022, total unrecognized compensation expense of approximately $0.8 million related to options and $97.7 million was related to RSUs and PSUs, which will be recognized over the remaining weighted-average vesting period of approximately 0.6 years and 2.9 years, respectively.
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
There were 282,226 shares and 98,355 shares purchased by employees under the ESPP during the nine months ended September 30, 2022 and 2021, respectively. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, total unrecognized compensation costs related to the 2019 ESPP was $0.1 million which will be amortized over the remaining weighted-average vesting period of approximately 0.12 years.
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketing	$567	$628	$1,774	$1,924
Operations and technology	5,038	5,543	15,903	15,789
Selling, general and administrative	5,236	6,421	19,343	18,611
Total	$10,841	$12,592	$37,020	$36,324
During the nine months ended September 30, 2022, the Company recognized compensation expense of $1.0 million within selling, general and administrative associated with the modification of certain outstanding equity awards pursuant to the terms of the transition and separation agreement the Company entered into with its founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer on June 6, 2022.
During each of the three months ended September 30, 2022 and 2021, the Company capitalized $0.4 million of stock-based compensation expense to proprietary software. During the nine months ended September 30, 2022 and 2021, the Company capitalized $1.3 million and $1.1 million of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $7.2 million and $7.5 million for the three months ended September 30, 2022 and 2021, respectively, and $21.7 million and $22.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Company also incurred $1.5 million and $1.3 million of variable lease costs for the three months ended September 30, 2022 and 2021, respectively, and $4.3 million and $4.0 million of variable lease costs for the nine months ended September 30, 2022 and 2021, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$7,237
2023	28,797
2024	28,587
2025	29,261
2026	28,456
Thereafter	59,483
Total future minimum payments	$181,821
Less: Imputed interest	(31,327)
Present value of operating lease liabilities	$150,494
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating cash flows used for operating leases	$20,138	$22,399
Operating lease assets obtained in exchange for operating lease liabilities	$2,156	$43,481
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2022
Weighted average remaining lease term	6.4 years
Weighted average discount rate	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of September 30, 2022 and December 31, 2021.
Note 10. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2025. As of September 30, 2022, there were no material changes to the Company's noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K other than in the three months ended September 30, 2022, the Company entered into an agreement with a term of two years for a total purchase commitment of $10.4 million.
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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the state court action opted out of the settlement. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020.
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

Note 11. Income Taxes
The Company's provisions for income taxes were immaterial during the three and nine months ended September 30, 2022 and 2021.
Although the Company does not update its deferred tax assets during interim periods, the Company adjusted deferred tax assets and corresponding valuation allowance for the adoption of ASU 2020-06 in the first quarter and the true up of the US return filing in the third quarter.
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
The Company maintained a full valuation allowance against its gross deferred tax assets which were $253.2 million at September 30, 2022. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of September 30, 2022, the Company had unrecognized tax benefits under ASC 740 Income Taxes of approximately $0 and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 12. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(47,258)	$(57,196)	$(157,835)	$(183,912)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	96,696,417	91,859,603	95,036,618	90,995,285
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.62)	$(1.66)	$(2.02)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2022	2021
Options to purchase common stock	1,862,110	4,294,593
Restricted stock units	12,429,858	6,135,786
Estimated shares issuable under the Employee Stock Purchase Plan	478,406	130,945
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323
Total	33,516,697	29,307,647
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup, subject to safety requirements related to the COVID-19 pandemic, and meetings with consignors via online face-to-face platforms, or virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our larger footprint flagship retail stores, or Flagship stores, and smaller footprint neighborhood retail stores, or Neighborhood stores, provide an alternative location to drop off consigned items and an opportunity to interact with our experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 28.8 million item sales since inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2022 and 2021, our overall take rate on consigned goods was 36.0% and 34.9%, respectively. The increase in our take rate was due to the larger sales mix of higher take rate categories such as women's apparel. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and 19 retail locations. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 30.2 million members as of September 30, 2022. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through September 30, 2022, we have cumulatively paid more than $3.0 billion in commissions to our consignors. Our GMV increased by 20% to $440.7 million from $367.9 million in the three months ended September 30, 2022 and 2021, respectively. Our GMV increased by 27% to $1,323.0 million from $1,045.3 million in the nine months ended September 30, 2022 and 2021, respectively. Additionally, NMV increased by 19% to $325.1 million from $273.4 million in the three months ended September 30, 2022 and 2021 and by 25% to $968.1 million from $774.1 million in the nine months ended September 30, 2022 and 2021 due to GMV growth. Our total revenue increased by 20% to $142.7 million from $118.8 million in the three months ended September 30, 2022 and 2021, respectively, and increased by 38% to $443.8 million from $322.6 million in the nine months ended September 30, 2022 and 2021, respectively. In the three months ended September 30, 2022 and 2021, our gross profit was $85.8 million and $71.1 million, respectively, representing an increase of 21%. In the nine months ended September 30, 2022 and 2021, our gross profit was $252.1 million and $192.9 million, respectively, representing an increase of 31%. See “—Impact of COVID-19 on our Business” below.
Impact of COVID-19 and Geopolitical Instability on Our Business
The ongoing impact of the COVID-19 pandemic continues to affect our business and results of operations, although to a lesser extent than the prior years. Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers. We have experienced difficulty hiring employees in our authentication centers due to labor shortages affecting retail businesses and increased competition for e-commerce fulfillment and authentication center employees. In addition, geopolitical instability has and may in the future impact the macroeconomic environment we operate in. Macroeconomic uncertainty and inflationary pressure have and may in the future drive lower demand for the end customer and increase costs of labor and shipping.
Other Factors Affecting Our Performance
Other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic and the impact of geopolitical instability, impact our business. To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we focus on the factors described below. While each of these factors presents significant opportunity for our business, collectively, they also pose important challenges that we must successfully address in order to sustain our growth, improve our operating results and achieve and maintain our profitability.
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories within the home, including women’s, men’s, kids’, jewelry and watches, and home and art. We leverage our proprietary transactional database and market insights based on more than 28.8 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended September 30, 2022 was 80% as compared to 84% for the three months ended September 30, 2021.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. During the three months ended September 30, 2022, we updated the way we measure buyers who have become consignors and vice versa to include the last 12 months of activity, where previously we had measured using only the last quarter. As of September 30, 2022, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 50% of our consignors during the last twelve months had also been buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we are expanding our capacity through investments in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our four leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. In October 2020, we secured a lease in Arizona for an additional authentication center and moved operations from our former Brisbane authentication center in June 2021. We operate flagship retail stores in New York, Los Angeles, San Francisco, and Chicago. We operate neighborhood stores in New York, Palo Alto, Newport Beach, Greenwich, Dallas, Austin, Atlanta, Marin County, Manhasset, and Palm Beach. Additionally, we opened a neighborhood store in Brentwood, California during the nine months ended September 30, 2022. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth, including proprietary machine learning technology to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except AOV and percentages)
GMV	$440,659	$367,925	$1,323,028	$1,045,253
NMV	$325,105	$273,417	$968,124	$774,088
Consignment revenue	$93,874	$78,373	$274,780	$215,712
Direct revenue	$34,005	$29,387	$125,474	$75,582
Shipping services revenue	$14,824	$11,078	$43,584	$31,273
Number of orders	952	757	2,764	2,119
Take rate	36.0%	34.9%	36.0%	34.6%
Active buyers	950	772	950	772
AOV	$463	$486	$479	$494
% of GMV from repeat buyers	84.2%	84.1%	84.6%	84.0%
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
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. Subsequent to our third quarter, in November 2022, we updated our take rate structure with the goals of increasing supply of higher value items, limiting consignment of lower value items, and optimizing take rate. Previously, our take rate was primarily based on a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors typically started at a 55% commission (which equals a 45% take rate for us) and could earn up to a 70% commission. In addition, there were commission exceptions from the tiered commission structure based on category and price point of the items.

Beginning in November 2022, the take rate structure is primarily based on the category and the price point of the sold items. For example, under the updated take rate structure, consignors can earn 20% commission on all sold items under $100, and 85% commission on watches sold for over $7,500. We launched a pricing tool for our consignors that provides detail on commission rates for specific categories and other aspects of the take rate structure. Consignors are eligible to receive additional commissions based on total net sales under an added tiered commission structure. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation:
Net loss	$(47,258)	$(57,196)	$(157,835)	$(183,912)
Depreciation and amortization	7,195	6,034	20,255	17,840
Stock-based compensation (1)	10,841	12,592	37,020	36,324
CEO separation benefits (2)	—	—	902	—
CEO transition costs (3)	452	—	1,018	—
Payroll taxes expense on employee stock transactions	137	245	412	967
Legal fees reimbursement benefit (4)	(1,400)	(500)	(1,400)	(500)
Legal settlement (5)	152	500	456	11,788
Restructuring charges (6)	—	811	275	2,314
Interest income	(1,002)	(55)	(1,360)	(249)
Interest expense	2,675	6,072	8,014	15,374
Other (income) expense, net	(6)	(5)	(133)	(22)
Provision for income taxes	63	28	96	83
Adjusted EBITDA	$(28,151)	$(31,474)	$(92,280)	$(99,993)

(1) The stock-based compensation expense for the nine months ended September 30, 2022 includes a one-time charge of $1.0M related to the modification of certain equity awards pursuant to the terms of the transition and separation agreement entered into with our founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer ("CEO") on June 6, 2022 (the "Separation Agreement").
(2) The separation benefit charges for the nine months ended September 30, 2022 consists of base salary, bonus and benefits for the 2022 fiscal year, as well as an additional twelve months of base salary and benefits payable to Julie Wainwright pursuant to the Separation Agreement. In addition, see footnote 1 for disclosure regarding the incremental stock-based compensation expense incurred in connection with the Separation Agreement.
(3) The CEO transition charges for the three and nine months ended September 30, 2022 consist of general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(4) During the three and nine months ended September 30, 2022, we received insurance reimbursement of $1.4 million related to a legal settlement expense.
(5) The legal settlement charges for the nine months ended September 30, 2021 reflects legal settlement expenses arising from the settlement of a putative shareholder class action and derivative case.
(6) The restructuring charges for the nine months ended September 30, 2022 consists of employee severance payments and benefits. The restructuring charges for the three and nine months ended September 30, 2021 consist of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse.
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
Operations and Technology
Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies, inbound consignment shipping costs, and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. We expect operations and technology expense to increase in future periods to support our growth, including continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from year to year as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to continue to decrease as a percentage of revenue.
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
Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Consignment revenue	$93,874	$78,373	$274,780	$215,712
Direct revenue	34,005	29,387	125,474	75,582
Shipping services revenue	14,824	11,078	43,584	31,273
Total revenue	142,703	118,838	443,838	322,567
Cost of revenue:
Cost of consignment revenue	15,206	10,162	43,193	29,872
Cost of direct revenue	28,721	25,025	105,415	65,365
Cost of shipping services revenue	12,999	12,552	43,149	34,480
Total cost of revenue	56,926	47,739	191,757	129,717
Gross profit	85,777	71,099	252,081	192,850
Operating expenses:
Marketing	13,511	15,708	48,469	44,378
Operations and technology	70,782	61,135	207,311	172,906
Selling, general and administrative	46,860	44,912	147,063	132,504
Legal settlement	152	500	456	11,788
Total operating expenses	131,305	122,255	403,299	361,576
Loss from operations	(45,528)	(51,156)	(151,218)	(168,726)
Interest income	1,002	55	1,360	249
Interest expense	(2,675)	(6,072)	(8,014)	(15,374)
Other income, net	6	5	133	22
Loss before provision for income taxes	(47,195)	(57,168)	(157,739)	(183,829)
Provision for income taxes	63	28	96	83
Net loss	$(47,258)	$(57,196)	$(157,835)	$(183,912)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Consignment revenue	66%	66%	62%	67%
Direct revenue	24	25	28	23
Shipping services revenue	10	9	10	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	11	9	10	9
Cost of direct revenue	20	21	24	20
Cost of shipping services revenue	9	10	9	11
Total cost of revenue	40	40	43	40
Gross profit	60	60	57	60
Operating expenses:
Marketing	9	14	11	14
Operations and technology	50	51	47	53
Selling, general and administrative	33	38	33	41
Legal settlement	—	—	—	4
Total operating expenses	92	103	91	112
Loss from operations	(32)	(43)	(34)	(52)
Interest income	1	—	—	—
Interest expense	(2)	(5)	(2)	(5)
Other income, net	—	—	—	—
Loss before provision for income taxes	(33)	(48)	(36)	(57)
Provision for income taxes	—	—	—	—
Net loss	(33)%	(48)%	(36)%	(57)%
Comparison of the Three Months Ended September 30, 2022 and 2021
Consignment Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Consignment revenue	$93,874	$78,373	$15,501	20%
Consignment revenue increased by $15.5 million, or 20%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in revenue was driven primarily by a 20% increase in GMV during the three months ended September 30, 2022, and improvement in our take rate during the three months ended September 30, 2022. GMV growth during the three months ended September 30, 2022 was driven by a 26% increase in orders, partially offset by a 5% decrease in AOV. We believe the GMV growth is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the three months ended September 30, 2022 was 26.2% compared to 25.7% for the three months ended September 30, 2021. Our take rate increased to 36.0% from 34.9% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an increased contribution from higher take rate products such as women's apparel.
Direct Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Direct revenue	$34,005	$29,387	$4,618	16%
Direct revenue increased by $4.6 million, or 16%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by the sell-through of company owned inventory from previous direct purchases from businesses and consignors. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue decreased as a percentage of total revenue compared to the same three month period last year as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue, as well as the amount of company-owned inventory we acquire. We anticipate direct revenue to decrease as a percentage of total revenue over the longer term.

Shipping Services Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$14,824	$11,078	$3,746	34%
Shipping services revenue increased by $3.7 million, or 34%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to increased shipping rates charged to buyers for outbound and return shipments and the fulfillment of a larger number of orders, which increased 26% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Cost of Consignment Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$15,206	$10,162	$5,044	50%
Cost of consignment revenue increased by $5.0 million, or 50%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increases are primarily attributable to higher credit card fees and overhead costs driven by growth in our business.
Consignment revenue gross margin decreased by 3 percentage points in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to higher credit card fees and overhead costs associated with consignment revenue transactions.
Cost of Direct Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$28,721	$25,025	$3,696	15%
Cost of direct revenue increased by $3.7 million, or 15%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Direct revenue gross margin increased by 1 percentage point for the three months ended September 30, 2022, primarily driven by lower credit card fees and overhead costs associated with direct revenue transactions.
The margin profile of our direct revenue is lower than consignment revenue. While direct revenue gross margin increased, our total gross margin remained flat in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Gross margin may vary from period to period.

Cost of Shipping Services Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$12,999	$12,552	$447	4%
Cost of shipping services revenue increased by $0.4 million, or 4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the increase in orders and higher shipping fees.
The shipping services revenue gross margin increased by 26 percentage points for the three months ended September 30, 2022, primarily due to increased shipping rates charged to buyers for outbound and return shipments.
Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Marketing	$13,511	$15,708	$(2,197)	-14%
Marketing expense decreased by $2.2 million, or 14%, in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily due to decreased advertising costs as we gain more efficiency in our buyer acquisition costs.
As a percent of revenue, marketing expense decreased to 9% from 14% in the three months ended September 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Operations and technology	$70,782	$61,135	$9,647	16%
Operations and technology expense increased by $9.6 million, or 16%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to higher employee compensation related expenses due to an increase in headcount and higher inbound consignment shipping costs.
As a percent of revenue, operations and technology expense decreased to 50% from 51% in the three months ended September 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$46,860	$44,912	$1,948	4%
Selling, general and administrative expense increased by $1.9 million, or 4%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by higher employee compensation expenses, including stock-based compensation expense due to increased headcount, in addition to an increase in software fees.
As a percent of revenue, selling, general and administrative expense decreased to 33% from 38% in the three months ended September 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.

Interest Income

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest income	$1,002	$55	$947	1,722%
Interest income increased by $0.9 million, or over 100%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily driven by higher average interest rates.
Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest expense	$(2,675)	$(6,072)	$3,397	-56%
Interest expense decreased by $3.4 million, or 56%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 on January 1, 2022, which eliminated the debt discount related to both the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income, Net

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Other income, net	$6	$5	$1	0%
Other income remained flat in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Legal Settlement

	Three Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Legal settlement	$152	$500	$(348)	-70%
Legal settlement expense decreased by $0.3 million, or 70%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Consignment Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$274,780	$215,712	$59,068	27%
Consignment revenue increased by $59.1 million, or 27%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in revenue was driven primarily by a 27% increase in GMV during the nine months ended September 30, 2022, and improvement in our take rate during the nine months ended September 30, 2022. GMV growth during the nine months ended September 30, 2022 was driven by a 30% increase in orders, due to an increased market demand for online luxury goods, partially offset by a 3% decrease in AOV. We believe GMV growth is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the nine months ended September 30, 2022 was 26.8% compared to 25.9% for the nine months ended September 30, 2021. Our take rate increased to 36.0% from 34.6% during the nine months ended September 30, 2022 compared to the same period last year due to an increased contribution from higher take rate products such as women's apparel.
Direct Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Direct revenue	$125,474	$75,582	$49,892	66%
Direct revenue increased by $49.9 million, or 66%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by the higher sales mix of company-owned inventory due to direct purchases from businesses and consignors. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue has increased as a percentage of total revenue in recent quarters as a result of sell-through of company owned inventory from previous direct purchases from businesses. We intend to limit the amount of direct purchases from businesses in the future. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue, as well as the amount of company-owned inventory we purchase. We anticipate direct revenue to decrease as a percentage of total revenue over the longer term.

Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$43,584	$31,273	$12,311	39%
Shipping services revenue increased by $12.3 million, or 39%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increased shipping rates charged to buyers for outbound and return shipments and the fulfillment of a larger number of orders, which increased 30% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Cost of Consignment Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$43,193	$29,872	$13,321	45%
Cost of consignment revenue increased by $13.3 million, or 45%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increases were primarily attributable to credit card fees driven by growth in our business.
Consignment revenue gross margin decreased by 2 percentage point in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily attributable to higher credit card fees and overhead costs associated with consignment revenue transactions.

Cost of Direct Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$105,415	$65,365	$40,050	61%
Cost of direct revenue increased by $40.1 million, or 61%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Direct revenue gross margin increased by 2 percentage points for the nine months ended September 30, 2022, primarily driven by lower credit card fees and overhead costs associated with direct revenue transactions.
The margin profile of our direct revenue is lower than consignment revenue. Our total gross margin decreased by 3% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the increase in direct revenue as a percentage of total revenue. Gross margin may vary from period to period.

Cost of Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$43,149	$34,480	$8,669	25%
Cost of shipping services revenue increased by $8.7 million, or 25%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the fulfillment of a larger number of orders as well as higher shipping fees.
The shipping services revenue gross margin increased by 11 percentage points for the nine months ended September 30, 2022, primarily due to increased shipping rates charged to buyers for outbound and return shipments.

Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Marketing	$48,469	$44,378	$4,091	9%
Marketing expense increased by $4.1 million, or 9%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases in advertising costs as we seek to enhance the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percent of revenue, marketing expense decreased to 11% from 14% in the nine months ended September 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Operations and technology	$207,311	$172,906	$34,405	20%
Operations and technology expense increased by $34.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to higher employee compensation related expenses due to an increase in headcount as well as higher inbound consignment shipping costs. The increase was also attributed to higher amortization associated with capitalized proprietary software.
As a percent of revenue, operations and technology expense decreased to 47% from 53% in the nine months ended September 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$147,063	$132,504	$14,559	11%
Selling, general and administrative expense increased by $14.6 million, or 11%, in the nine months ended September 30, 2022 and 2021, respectively. The increase was driven by higher employee compensation expenses, including stock-based compensation expense due to increased headcount, in addition to an increase in travel expenses and cloud and software services fees. The increases were also driven by costs associated with the resignation of the Company's founder during the nine months ended September 30, 2022.
As a percent of revenue, selling, general and administrative expense decreased to 33% from 41% in the nine months ended September 30, 2022 and 2021, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Interest Income

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest income	$1,360	$249	$1,111	446%
Interest income increased by $1.1 million, or over 100%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by higher average interest rates.
Interest Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest expense	$(8,014)	$(15,374)	$7,360	-48%
Interest expense decreased by $7.4 million, or 48%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the adoption of ASU 2020-06 on January 1, 2022, which eliminated the debt discount related to both the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income, Net

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Other income, net	$133	$22	$111	505%
Other income increased by $0.1 million, or over 100%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Legal Settlement

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Legal settlement	$456	$11,788	$(11,332)	-96%
Legal settlement expense decreased by $11.3 million, or 96%%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the $11.0 million legal settlement accrued for during the nine months ended September 30, 2021 in connection with the settlement of the shareholder class action filed against us.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $300.4 million and an accumulated deficit of $912.5 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of September 30, 2022 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30, 2022
	2022	2021
Net cash provided by (used in):
Operating activities	$(95,255)	$(123,387)
Investing activities	(26,255)	(33,758)
Financing activities	3,778	251,108
Net increase (decrease) in cash and cash equivalents	$(117,732)	$93,963
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $95.3 million, which consisted of a net loss of $157.8 million, adjusted by non-cash charges of $76.0 million and cash outflows due to a net change of $13.4 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $13.1 million in operating lease liabilities, an increase of $6.5 million in prepaid expenses and other current assets, a $4.5 million decrease in other accrued and current liabilities, partially offset by a decrease of $8.0 million in inventory driven by a decrease in direct purchases of inventory from vendors, and by a $4.1 million increase in accounts payable.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $26.3 million, which consisted of $16.4 million for purchases of property and equipment, net, including leasehold improvements and $9.8 million for capitalized proprietary software development costs.
During the nine months ended September 30, 2021, net cash used in investing activities was $33.8 million, which consisted of $30.3 million for purchases of property and equipment, net, including leasehold improvements, and $7.5 million for capitalized proprietary software development costs, partially offset by $4.0 million of proceeds from maturities on short-term investments.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $3.8 million, which consisted of proceeds of $2.9 million from the exercise of stock options and proceeds of $0.9 million from the issuance of ESPP shares, partially offset by less than $0.1 million of taxes related to restricted stock units vesting.
During the nine months ended September 30, 2021, net cash provided by financing activities was $251.1 million, which primarily consisted of proceeds of $278.2 million from the issuance of the 1.00% convertible senior notes, net of issuance costs, $5.5 million from the exercise of stock options, partially offset by $33.7 million for the purchase of capped calls related to the 2028 Notes issuance.
Convertible Senior Notes
As of September 30, 2022, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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

Contractual Obligations and Commitments
As of September 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K other than as disclosed within Note 10 to our condensed financial statements. In the three months ended September 30, 2022, the Company entered into an agreement with a term of two years for a total purchase commitment of $10.4 million.

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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the state court action opted out of the settlement. The stay of the state court case has been lifted and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020.
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
We experienced net losses of $98.4 million, $175.8 million, $236.1 million and $157.8 million in 2019, 2020, 2021 and the nine months ended September 30, 2022, respectively, and as of September 30, 2022 we had an accumulated deficit of $912.5 million. Despite the impacts of the COVID-19 pandemic on our operations, we continue to align our strategy to capitalize on growth opportunities. If our investments do not prove successful or our market does not develop as we expect, we may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability, and we may continue to incur significant losses going forward.
We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.
While we experienced negative revenue growth in 2020, our revenue grew in 2018, 2019 and 2021. Such recent revenue growth should not be considered indicative of our future performance. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure or business model, or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could also strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
We have established brand partnerships with brands such as, Gucci, Stella McCartney, Burberry and Jimmy Choo, and seek to add additional partnerships in the future. We believe that these partnerships are important to increasing our supply and growing our business. We make direct purchases of products from our brand partners, which helps us to drive supply and expand our product offerings. To establish and maintain these partnerships, brands must trust, among other things, our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we are unable to provide value to our existing partners or to add new partners, the growth of our business may be harmed.
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
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of the COVID-19 pandemic, macroeconomic uncertainty, inflation and geopolitical instability, and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability. Many of these factors have occurred, and may occur in the future, as a result of the COVID-19 pandemic, macroeconomic uncertainty, inflation and geopolitical instability. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower Average Order Volume (“AOV”) due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs, which could materially adversely affect our business, financial condition or results of operations. In addition, increased inflation rates could adversely affect us by increasing costs, including labor and employee benefit costs.
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
•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, inflation and geopolitical instability;
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health, such as the current COVID-19 pandemic and the war in Ukraine.
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
In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the "2025 Notes"), and in March 2021, we issued $287.5 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Notes"), each issuance in an offering exempt from registration. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty could directly impact our ability to implement alternatives to service out debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

The RealReal, Inc.

Date: November 8, 2022	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Co-Interim Chief Executive Officer, President, and Chief Operating Officer

Date: November 8, 2022	By:	/s/ Robert Julian
Robert Julian
Co-Interim Chief Executive Officer, and Chief Financial Officer