Form 10-K
period 2022-12-31
TheRealReal, Inc.
filed 2023-02-28
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(ad) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission File Number 001-38953
______________________________________
The RealReal, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	45-1234222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Francisco Street Suite 400 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 435-5893
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	REAL	The Nasdaq Global Select Market
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $217,875,844 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 30, 2022. Excludes an aggregate of 8,025,238 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 30, 2022.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2023 was 99,248,204.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders.

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
•our ability to achieve anticipated savings in connection with our reduction in workforce and associated real estate reduction plan;
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
•the reliable performance of our network infrastructure and content delivery process;
•our ability to detect and prevent data security breaches and fraud;
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

PART I
Item 1. Business.
Overview
The RealReal is the world’s largest online marketplace for authenticated, resale luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply and creates a trusted, curated online marketplace for buyers globally. Since our inception, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure and people.
We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. The top-selling luxury designers on our online marketplace include Cartier, Chanel, Christian Louboutin, Gucci, Hermès, Louis Vuitton, Prada, Rolex, Tiffany & Co. and Valentino. We offer products across multiple categories including women’s fashion, men’s fashion, jewelry and watches. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.

Gross Merchandise Value
(In Millions)
$987
$17
$78
$252
$640
$1,482
$29
$120
$366
$967
$1,816
$34
$148
$380
$1,254
2020
2021
2022
Women's Fashion
Jewelry & Watches
Men's Fashion
Other

A strong network effect drives the growth of our online marketplace. As we bring more consignors onto our platform, we unlock more high-quality, luxury supply, which increases our merchandise assortment and attracts more buyers. This, in turn, increases sales velocity and commissions for our consignors. In addition, a meaningful share of our consignors are buyers and vice versa, which creates a differentiated flywheel that enhances the network effect of our online marketplace.
We also operate retail stores, including our larger footprint flagship stores, or Flagship Stores, in Los Angeles, California and New York, New York. Our Flagship Stores are typically 8,000 to 12,000 square feet with thousands of unique items for sale and are located in highly desirable, densely populated locations with strong foot traffic. In addition, we operate several smaller footprint neighborhood retail stores, or Neighborhood Stores. Our Neighborhood Stores are typically 1,800 to 3,500 square feet with items for sale reflecting a selection of the Company's online assortment and are located in areas we have identified as having a large amount of potential customers.
Our Market
The existing luxury resale market is outdated, fragmented, difficult to access and laden with counterfeit goods. Primarily due to these challenges, a vast quantity of consignable luxury goods languishes in homes, and buyers can be hesitant to purchase pre-owned luxury goods. We are transforming the luxury resale experience by addressing these challenges.
•    We provide a seamless consignment experience enabled by our proprietary technology platform and data. We leverage our proprietary technology and data analytics to provide world-class service, making consignment easy, convenient, reliable and fast. As a result, we unlock luxury supply from first-time consignors, convert consignors who typically consign at local brick-and-mortar shops to our online marketplace and drive high repeat consignment rates. We leverage data from millions of transactions and current market data to optimize pricing and sales velocity for our consignors.
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
•    We also operate Flagship and Neighborhood Stores. Our stores are valuable to us in multiple ways as they help us reach higher value buyers and consignors, increase lifetime value, increase average order value, and lower return rates. We also benefit from increased brand awareness that accelerates overall market growth.
Our Consignors
By making consignment easy, convenient, reliable and fast for our consignors, we aim to unlock a vast quantity of desirable, high-quality, primarily pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2022, approximately 83% of our gross merchandise value ("GMV") came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.
Our sales and service organization is responsible for obtaining exclusive supply for our online marketplace and retail stores. Our sales professionals generate a robust pipeline of new consignors and build lasting relationships, which cannot be easily replicated. They consult on the consignment process and leverage data to advise consignors on pricing, expected selling time and market trends.
•    We deliver an end-to-end service experience. We remove friction from the consignment process by providing multiple consignment methods. We offer concierge at-home consultation and pickup, and virtual consultations with consignors via online face-to-face platforms. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers.
•    We do the work on behalf of consignors. Once consigned items reach one of our four authentication centers, we authenticate, write the associated copy, photograph, price, sell and handle all fulfillment and returns logistics, making the consignment process seamless. Improvements in our automation of pricing, copywriting and photo retouching have improved the efficiency of our operations.
•    We generate high commissions for consignors. Our scale and global reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. In November 2022, we launched a pricing tool for our consignors that provides transparency and detail on commission rates for specific categories and other aspects of the take rate structure. Our consignors can earn up to 90% of the proceeds from the sale of their consigned items in commissions and achieved an overall commission rate of approximately 64% in 2022.
•    We offer a range of payment options for consignors and businesses. Our consignors are generally paid after an item has sold, however, we also offer trade-in terms and “Get Paid Now” options to both businesses we purchase items directly from and individuals who consign their items with us. “Get Paid Now” is a program whereby items are evaluated, authenticated and priced and the business or consignor receives payment based on this process in advance of the sale of the item.
•    We drive rapid monetization. Our online marketplace efficiently matches supply with demand resulting in sales velocity of approximately 58% and 59% of the products on our online marketplace sold within 30 days, in 2022 and 2021 respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the measurement period divided by the aggregate initial value of items added to our online marketplace in that period. In 2022 and 2021, our online marketplace sell-through ratios were 91% and 94%, respectively.
Our Buyers
We make it easy for buyers to shop our vast, yet curated selection of authenticated, primarily pre-owned luxury goods. In 2022, we had approximately 1 million active buyers and approximately 84% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we aim to attract new buyers and drive repeat purchases from our existing buyers.
•We offer a seamless buying experience. Buyers access our omni-channel online marketplace through our website, mobile app and retail stores, enabling them to purchase anytime, anywhere. Our Flagship and Neighborhood Stores also offer our buyers a sophisticated shopping experience, in a beautifully designed space, where they can shop our dynamic curation of authenticated pre-owned luxury goods across all of our categories.
•We build trust through our authentication process. We continue to invest and innovate in authentication, both in our people and our technology. We believe we have the most rigorous authentication process in the resale luxury goods marketplace. We have highly trained gemologists, horologists, brand experts and art curators who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes, among other things, inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. In 2022, we implemented proprietary AI microphotography to assist in authenticating high-end handbags. Our gemologists and horologists inspect and authenticate fine jewelry and watches, and each piece we sell comes with an authentication certificate. We utilize state-of-the-art gemological devices, including proprietary gemstone technology, to assist these experts. Additionally, across all of our categories, our experts leverage proprietary item and consignor risk scoring algorithms to assist in authentication. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are removed from our authentication centers.
•We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2022, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.
•We provide a gateway to luxury brands. We believe we are expanding the overall market for both new and pre-owned luxury goods, as the ability to experience and engage with luxury brands through our online marketplace results in an earlier appreciation for high-quality, well-crafted items, and inspires consumers to purchase new luxury items. As of December 31, 2022, we have partnerships with Stella McCartney, Jimmy Choo, Nanushka, 11Honore and Beckett Collectibles, and we believe our online marketplace cultivates customer relationships for luxury brands.
Our Technology
Technology powers all aspects of our business, including our complex, single-SKU inventory management system. Our supply comes from thousands of individual consignors and businesses across the United States. Each item we sell is a unique, individual stock keeping unit (“single-SKU”) and is exclusively available on our online marketplace or in our retail stores. Given the complexity of our inventory model, we developed specialized, proprietary applications to optimize inbound processes, such as authentication, copywriting, photography and photo-editing. We increasingly use our technology platform to automate pricing, copywriting and photo retouching for goods sold through our online marketplace.
Our powerful data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from approximately 1.1 billion views of items by potential buyers on our online marketplace in 2022, which we refer to as item views, and approximately 30.9 million item sales since our inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary machine learning technology and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.

Environmental, Social and Governance
Our stakeholders are essential to our business—shareholders, consignors, buyers, employees and the communities in which we do business. We aspire to operate our business with positive social and environmental impact.
Our board of directors and its committees provide oversight on certain human capital matters, including our diversity and inclusion programs and initiatives. As noted in its charter, our Compensation, Diversity and Inclusion Committee is responsible for reviewing and recommending to our board of directors compensation plans, policies and programs intended to attract, retain and appropriately reward employees, as well as provide oversight of the Company’s policies, programs, and initiatives focusing on leadership and workforce diversity and inclusion. Our Corporate Governance and Nominating Committee provides oversight of the Company’s policies, programs and initiatives focusing on social responsibility, including environmental, sustainability, social and human rights matters. Our Audit Committee works closely with our management to discuss current and emerging risks related to our workforce and what steps management is taking to manage and reduce the Company’s exposure to risk. The actions of these committees and the work of our board of directors and management seek to attract, retain and develop a diverse and inclusive workforce that is motivated to achieve the Company’s business objectives.
Our Sustainability Program
We are committed to extending the lifecycle of luxury goods by promoting their recirculation, rather than creating waste. In this way, sustainability is woven into the fabric of our business, and we hope to create a more sustainable future for fashion. Additionally, we believe a growing awareness of the reduced environmental impact of recirculating luxury goods compared to the production of new products significantly contributes to the appeal of consigning and purchasing on our online marketplace.
As we move forward, we strive to continuously review our sustainability commitments, strategies and priorities. Recent sustainability efforts include:
•    Fair Condition Program. This new program has enabled us to offer more secondhand, luxury items and has the effect of increasing the total number of consigned items in the circular economy. To aid buyers in assessing the condition of items in our online marketplace, we assign items a condition level. In the first quarter of 2022, we began accepting items in “fair” condition, which tend to be listed at more accessible price points given their level of wear. In light of recent inflation and macroeconomic uncertainties, demand for items in fair condition is strong.
•    Sustainability Task Force. In 2020, we formed a cross-functional Sustainability Task Force to identify projects throughout the organization that have the potential to reduce our environmental impact. The Sustainability Task Force prioritizes high impact projects, meets bi-weekly and aims to embed a focus on sustainability across the organization. In early 2022, we reorganized the Sustainability Task Force into several individual working groups so we could concentrate our efforts on specific, meaningful projects, including preferred materials, transportation optimization, employee travel, employee experience and waste. Throughout 2022, we provided periodic updates to our executives and the Corporate Governance and Nominating Committee of the Board of Directors on our progress toward achieving our goals and initiatives.
•    Sustainability Calculator. In 2018, we launched our Sustainability Calculator on National Consignment Day as a tool to quantify the positive impact consignment has on the planet. We developed the Sustainability Calculator to measure the greenhouse gas emissions and water footprint reduction of consignment as compared to producing new products.
•    National Consignment Day. We founded National Consignment Day as a national recognition day that occurs on the first Monday of October. National Consignment Day celebrates the positive impact consigning has on the environment.
•    Carbon Neutral Pledge. In November 2019, we were the first company to take the pledge in the CEO Carbon Neutral Challenge issued by the CEO of Gucci. We pledged to be carbon neutral in 2021, and we reached that goal in 2020 (Scope 1, Scope 2 and certain Scope 3 emissions). Our path to carbon neutrality included implementing reductions and annually offsetting emissions that cannot be eliminated.
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
•    ReCollection 03 and 04. Through our ReCollection program, we transform unwearable or damaged items into unique, premium luxury upcycled items. Building on prior years, we released two more ReCollections in 2022. Our four ReCollections have put approximately 1,000 damaged items back into circulation.
Human Capital Resources
Our employees are guided by our mission to empower consignors and buyers to extend the life cycle of luxury goods. We are part of a diverse global community, and we aim to reflect that diversity within our team. We believe diversity and inclusion foster a collaborative culture, which fuels our ability to innovate as we work to create a more sustainable future. We proactively seek feedback and guidance from our employees, who we see as our partners in building a strong organizational culture.
As of December 31, 2022, we had 3,468 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our authentication centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive.
Diversity and Inclusion
We work to inspire and empower our employees to think creatively and authentically, share their ideas, bring their whole selves to work, and strive for greatness every day. We are proud to have a diverse team, and we recognize there is opportunity for us to continue improving representation, particularly among our senior leadership. We support and celebrate diversity, and are committed to providing an equal employment opportunity regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, gender identity or expression, or veteran status. Below is a breakdown of how our team self-identifies as of December 31, 2022 (table does not reflect, of the total individuals surveyed, approximately 3% who chose not to self-identify and approximately 1% who identified as Native American):

	All	Corporate	Management	Executives	Board
Black	16%	15%	7%	0%	14%
Hispanic/Latinx	30%	13%	17%	0%	0%
Asian	8%	15%	12%	15%	0%
Two or More Races	4%	6%	5%	3%	0%
White	33%	40%	52%	70%	86%
Female	66%	65%	61%	52%	57%

DEI Vision and Strategy. We believe that creating a more sustainable future by growing the circular economy requires us to bring different perspectives together to solve problems in new and meaningful ways. Furthermore, we believe that a culture of trust, safety and belonging is key to unlocking the power of differences, and leads to creative problem solving and high performing teams. In 2022, we built on our diversity, equity and inclusion (“DEI”) vision and strategy that was launched in 2021. We aspire to be designers of an equitable future through our four-pillar strategy: People, Culture, Commerce and Community. We continue to assess self-reporting options that reflect our diverse workforce. Where appropriate, we encourage our employees to share how they self-identify, including gender identity, LGBTQ identity, veteran status, and disability status. Recently, we introduced the ability for our employees to share preferred pronouns across our technologies, and approximately 62% of our total employee population as of December 31, 2022 has chosen to share their pronouns.
Employee Resource Groups. Since 2020, our six Employee Resource Groups (“ERGs”) have continued to grow and evolve. We believe the ERGs help to engage employees and advance inclusion and belonging through education, awareness, career development, and social connection. In 2022, ERG membership remained strong with over 1,000 employees participating in programs focused on career equity, leadership, cultural competence, financial and physical well-being, destigmatizing mental health, and disability inclusion. In addition, ERG leaders participated in a leadership development program focused on critical success factors such as ERG Deployment & Engagement, Governance & Leadership, Sponsorship & Support, Career & Community, and Alignment + Impact. Many of the groups have implemented learnings by building new committees, improving member recruitment and participation in strategic locations, and hosting impactful first-time volunteer initiatives. Our ERG groups are leveraging the frameworks from the leadership development program to help shape their 2023 strategic priorities.
Culture. In 2022, we conducted our annual employee engagement survey to better understand employees’ sentiment across a range of topics, including DEI, employment satisfaction, level of engagement, and sense of belonging. There were no significant changes from the prior year. Based on the 2021 survey results, in 2022 our engagement efforts focused on well-being, leadership, and communication. In addition, we continued to provide managers with tools and training for mitigating bias in 2022. We have begun to introduce a platform that provides employees with learning and resources for building awareness of DEI topics (including bias, race, microaggressions, and mental health) and developing inclusive leadership skills. As part of our work to build a culture of trust, we encourage employees to share real-time feedback on culture, bias, discrimination and harassment, or behavior that does not reflect our values and policies through our company-wide employee reporting tool.
Professional Development and Partnerships. In 2022, we invested in developing a gender- and racially-diverse leadership pipeline. For example, we introduced a leadership development and coaching program for high performing women. For our first cohort, we focused on black, indigenous, and people of color ("BIPOC") women in individual contributor and manager roles. The six-month experience addressed five elements commonly found to impact women’s advancement in leadership (clarity, courage, conviction, commitment, and community) through accessible, self-paced microlearnings and virtual coaching. Participant assessment scores showed positive scores across all elements. We also hosted our second summer internship program as part of our work to build a diverse talent pathway, with 76% of participants identifying as women and 84% as BIPOC.
The RealReal, Inc. Foundation. The RealReal, Inc. Foundation was founded at the time of our initial public offering in 2019 with the aim of advancing equity in the communities in which we operate through access to education. Since its formation, the foundation has supported numerous community organizations, including the Success Bound Youth Leadership Academy, the Secaucus Youth Alliance, Enterprise for Youth, and Friendly House. Following designer Virgil Abloh’s passing in 2022, and as part of our commitment to racial equity, we sponsored the Virgil Abloh™ "Post-Modern" Scholarship Fund, which aims to preserve his vision for a more diverse and equitable fashion industry.
Director Refreshment. When searching for new directors, our board of directors has committed to including in any pool of director candidates for consideration highly qualified candidates who would bring racial, ethnic, and/or gender diversity our board of directors if chosen.
Talent Development and Training
We believe that the training and development of our employees is critical to our long-term success. We offer a variety of employee training programs in addition to the DEI programs discussed above, including onboarding, technical skills training, product and services training, and managerial soft skills training. These programs include training specific to each of our business functions, enabling us to provide our consignors and buyers with a consistent luxury experience. For example, we support our sales professionals by providing a three-week virtual onboarding sequence conducted through peer-to-peer, facilitated and self-learning sessions, followed by continuous professional development programs. In 2022, we continued to provide a Manager Development Series open to all people managers across the organization as well as performance management training.
Our authentication teams receive training based on expertise level. Entry-level authenticators receive approximately 40 to 80 hours of training depending on their specialty in fashion or fine jewelry. Progression through the authentication training program is an additional minimum of 80 hours of training and at least three months per level. Training hours and tenure increase with expertise, with a Graduate Gemologist certification from GIA required in the highest levels of specialty in fine jewelry. In 2022, authentication managers received an additional 10 classroom hours of manager development training.
Each employee receives training appropriate to the scope and nature of their role. Our FLSA-exempt employees receive an annual performance review and our people managers have quarterly meetings with their employees to address performance and development, as appropriate. As a part of our onboarding program, we have developed an engagement monitoring plan for our employees in the form of personal check-ins and questionnaires.

Health, Safety and Wellness
We are committed to ensuring the health and safety of all employees and require compliance with all applicable local laws and regulations governing working conditions, working hours, fair wages, and compensation.
We recognize that in addition to minimizing work-related injuries and illness, a safe and healthy work environment supports employee retention and morale and enhances the quality of products and services. We treat all applicable health and safety regulations as a minimum standard as we are committed to high standards for our working environments that protect the well-being of all employees. We encourage consultation and cooperation between management and employees in developing occupational health and safety mechanisms through ongoing dialogue. We expect senior management to integrate health and safety mechanisms in business activities and monitor the program’s effectiveness. In 2022, we implemented the REAL Respect program, which provides community guidelines for our employees, consignors and buyers aimed toward creating a positive and safe experience for all.
We continued to focus on employees’ overall well-being in 2022 through a range of programs that support access to care, along with resources and tools to address the following pillars of wellness: physical, mental/emotional, financial, and community.
Seasonality
Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger average order value (“AOV”), and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes from increased demand.
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
Corporate Information
We were incorporated in the state of Delaware in March 2011. Our principal executive offices are located at 55 Francisco Street, Suite 400, San Francisco, California 94133, and our telephone number is (855) 435-5893. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments and exhibits thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the Securities and Exchange Commission (“SEC”), as well as proxy statements filed by us, free of charge on our website at www.therealreal.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this or any other report we file with, or furnish to, the SEC, and you should not consider information on our website to be part of this or any other report we file with, or furnish to, the SEC. Such periodic reports, proxy statements and other information are also available at the SEC’s website at http://www.sec.gov.
The RealReal and other trademarks or service marks of The RealReal, Inc. appearing in this Annual Report are the property of The RealReal, Inc. This Annual Report contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Annual Report are without the ® and ™ symbols, but such references are not intended to indicate that we will not assert our rights in these trademarks, service marks and trade names.
Item 1A. Risk Factors.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K.

Risks Relating to Our Business and Industry
•We have a history of losses and we may not be able to achieve or maintain profitability in the future.
•Our reduction in workforce and the associated real estate reduction plan may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•We may be unable to sustain our revenue growth rate or effectively manage growth or new opportunities.
•We may not accurately forecast revenue and appropriately plan our expenses.
•We have experienced seasonal and quarterly variations in our revenue and operating results.
•Greater than expected product returns may exceed our reserve for returns.
•We may require additional capital to support our business growth.
•Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our consignors and buyers.
Risks Relating to Our Strategy
•We may be unable to execute on our retail strategy.
•Expansion of our operations internationally will require significant management attention and resources.
Risks Relating to Supply
•We may not be able to obtain sufficient new and recurring supply of pre-owned luxury goods.
•We may be unable to attract and retain talented sales professionals.
•Our growth and supply of product offerings are enhanced our ability to maintain our brand partnerships.
Risks Relating to Demand
•Our continued growth depends on attracting new and retaining repeat buyers.
•National retailers and brands set their own retail prices and promotional discounts on new luxury goods, which could adversely affect our value proposition to consignors and buyers.
•We must successfully gauge and respond to changing preferences among our consignors and buyers.
•We may be unable to replicate our business model for newer categories of consigned goods or different product mixes of consigned goods.
•We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.
•Our industry is highly competitive and we may not be able to compete effectively.
Risks Related to Marketing and Brand Management
•Our success depends on the accuracy and reliability of our authentication process.
•We may not succeed in promoting and sustaining our brand.
•Our advertising activity may fail to efficiently drive growth in consignors and buyers.
•We rely on third parties to drive traffic to our website.
•Use of social media, emails and text messages may adversely impact our reputation or subject us to fines.
•The public disclosure of our Environmental, Social and Governance ("ESG") metrics may subject us to risks.
Risks Related to Our Merchandising and Fulfillment
•We may not be able to attract, train and retain specialized personnel and skilled employees.
•We may not be able to identify and lease authentication centers in suitable geographic regions.

•We may experience damage or destruction to our authentication centers or retail stores in which we store of the majority of the consigned luxury goods we offer through our online marketplace.
•Shipping is a critical part of our business and any changes in our shipping arrangements, costs, interruptions in shipping or damage to products in transit could adversely affect our operating results.
•We may be unable to successfully leverage technology to automate and drive efficiencies in our operations.
Risks Related to Data Security, Privacy and Fraud
•We rely on third parties to host our website and mobile app and to process payments.
•Failure of our data security could cause us to incur unexpected expenses or compromise our data assets.
•We may incur significant losses from fraud.
Risks Related to Our Employees
•We may be unable to attract and retain key personnel or effectively manage leadership succession.
•Labor-related matters, including labor disputes, may adversely affect our operations.
Risks Related to Our Intellectual Property
•If we cannot successfully protect our intellectual property, our business could suffer.
Risks Relating to Litigation and Regulatory Uncertainty
•We are currently, and may be in the future, party to lawsuits and other claims.
•Our use and other processing of personal information and other data is subject to laws and obligations relating to privacy and data protection.
•We pay or collect sales taxes in all jurisdictions which require such taxes.
•Failure to comply with applicable laws or regulations may subject us to fines, penalties, loss of licensure, registration, facility closures or other governmental enforcement action.
•Application of existing tax laws, rules or regulations are subject to interpretation by taxing authorities.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.
Risks Related to Ownership of Our Common Stock
•The market price of our common stock may be volatile or may decline steeply or suddenly regardless of our operating performance and we may not be able to meet investor or analyst expectations.
•Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
•Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
•Our certificate of incorporation designates the Court of Chancery of the State of Delaware located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.
Risks Related to Our Outstanding Notes
•We have incurred a significant amount of debt and may incur additional indebtedness in the future.
•Transactions relating to our Notes may dilute the ownership interest of our stockholders.
•The conversion of the Notes, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for the Notes materially affects our reported financial results.
•The capped call transactions may affect the value of the Notes and our common stock.
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

Risks Relating to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net losses of $175.8 million, $236.1 million, and $196.4 million in 2020, 2021 and 2022, respectively, and as of December 31, 2022 we had an accumulated deficit of $951.2 million. Our key initiatives currently include updating our consignor commission structure, improving efficiency and cutting costs, optimizing product pricing, and capitalizing on potential new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
Our reduction in workforce and the associated real estate reduction plan may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
    In February 2023, we announced a reduction in workforce by approximately 7% and a reduction in our real estate presence to reduce our operating expenses. We estimate that we will incur non-recurring charges of approximately $1.7 to $2.2 million in connection with the reduction in workforce, primarily consisting of severance payments, employee benefits contributions and related costs. The estimates of the charges and expenditures that we expect to incur in connection with the reduction in workforce, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the reduction in workforce. The Company also expects to incur charges related to its decision to exit and sublease or cease use of certain facilities under its plan to reduce its real estate presence, which charges cannot reasonably be estimated at this time. See “Part IV, Note 15 – Subsequent Events” for a description of these recent changes.
We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from these efforts, our operating results and financial condition, and cash flows would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce or real estate reductions in the future.
Furthermore, these changes may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge or expertise, increased difficulties in our day-to-day operations, greater-than-anticipated costs incurred in connection with implementing the workforce reductions and real estate reduction plan and reduced employee morale. These changes could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. Our business, financial condition and results of operations could be materially and adversely affected by any failure to attract or retain qualified personnel. In addition, while certain positions have been eliminated in connection workforce reduction, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our workforce reduction, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. In addition, our real estate reduction plan could harm our brand reputation, result in unanticipated charges or disputes, constrain our ability generate new supply, and reduce demand in buyers. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.
While we experienced negative revenue growth in 2020, our revenue grew in 2019, 2021, and 2022. Such recent revenue growth should not be considered indicative of our future performance. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
Our business is seasonal and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter as a result of the holiday season and seasonal promotions. We expect this to continue in the future. If we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. In any given year, our seasonal sales patterns may become more pronounced, strain our personnel or reduce our profit margin in a given period, which could substantially harm our business, operating results and financial condition. In anticipation of increased activity during the fourth quarter, we also incur significant additional expenses, including additional marketing spend and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such increased costs may harm our profitability, especially if we are experiencing lower than expected revenue during the holidays.
Greater than expected product returns may exceed our reserve for returns.
We generally allow buyers to return certain purchases from our website and retail stores under our return policy. We record a reserve for returns against proceeds we receive from the sale of goods on our online marketplace and retail stores when we calculate revenue. We estimate this reserve based on historical return trends and our current expectations. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions, and higher than expected returns in connection with fourth quarter holiday buying may cause actual returns to exceed our reserve for returns. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and operating results.
We may require additional capital to support business growth.
We may require additional funds to support our growth and respond to business challenges. To support our future growth, we may need to further develop our online marketplace services, grow our retail presence, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may result in significant dilution to existing stockholders or the granting of new equity securities which have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities in the future. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our consignors and buyers.
An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.
The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, and recently, there has been a return to more normal societal interactions, the impact of new, more contagious or lethal variants that emerge, and the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time.
The extent to which an epidemic, pandemic or similar serious public health issue could impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the epidemic, pandemic or similar public health issue; government, business and individual actions that have been and continue to be taken in response; the impact of the public health issue on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed deliveries to our buyers; and weakened consumer demand. Additionally, the increased number of employees who work remotely could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be heightened as a result of the impacts of the COVID-19 pandemic. At this time, we cannot reasonably estimate the full extent of impact of the COVID-19 pandemic on our business, operations and financial results.
Risks Relating to Our Strategy
We may be unable to execute on our retail strategy.
We currently operate a limited number of retail stores, including a number of Neighborhood Stores with smaller footprints. We believe that retail stores are effective at raising brand awareness with consignors and buyers and generating new supply. We also believe that our brick-and-mortar presence complements our online marketplace and strengthens the omni-channel consigning and buying experience. We recently have and may in the future continue to reassess our retail footprint and adjust our retail strategy in particular geographies. The opening and closing of retail stores brings operational challenges. We may have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We face a number of challenges in opening new stores, including locating retail space having a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our retail operations in a cost-effective manner. We also have faced and may in the future face a number of challenges in closing existing stores, which may include significant exit costs, managing lease obligations and employee-related costs, including in connection with our recently announced real estate reduction plan. Closing existing stores may also limit our ability to attract new members, generate new supply and increase demand. We must provide our consignors and buyers with a consistent luxury experience across our retail locations. In the past, our stores have been the target of theft and have also experienced property damage. Any such future incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies. In addition, the offering of unique, single-SKU products creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our authentication centers. If we are not able to manage or execute on our retail strategy, our business, operating results, prospects and reputation may be harmed.
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
Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our luxury consignment offices. We also reach new consignors through paid advertising, marketing materials, digital marketing, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We cannot be certain that these efforts will yield new consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. If our updated take rate structure is not successful in increasing the consignment of such items, our brand and reputation could be adversely affected, and we may generate less revenue. We have a buy upfront program in an effort to generate additional supply. The effectiveness of this program is still uncertain. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business and our operating results would be adversely affected.
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
Our growth and supply of product offerings are enhanced by our ability to maintain our brand partnerships.
We have established brand partnerships with brands such as Stella McCartney, Jimmy Choo, Nanushka, 11Honore and Beckett Collectibles, and seek to add additional brand partnerships in the future. We believe that these partnerships are important to increasing our supply and growing our business. We make direct purchases of products from our brand partners, which helps us to drive supply and expand our product offerings. To establish and maintain these partnerships, brands must trust, among other things, our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we are unable to provide value to our existing partners or add new partners, the growth of our business may be harmed.
Risks Relating to Demand
Our continued growth depends on attracting new and retaining repeat buyers.
To expand our buyer base, we must appeal to and attract buyers who do not typically purchase luxury goods, who have historically purchased only new luxury goods or who used other means to purchase pre-owned luxury goods, such as traditional brick-and-mortar consignment shops, auction houses and the websites of other secondary marketplaces. We reach new buyers in part through television and digital advertising, other paid marketing, press coverage, referral programs, organic word of mouth, our brand partnerships and other methods of discovery, such as converting consignors to buyers. We expect to continue investing in these and other marketing channels in the future and cannot be certain that these efforts will yield more buyers or be cost-effective. Moreover, new buyers may not purchase through our online marketplace as frequently or spend as much with us as historically has been the case with existing buyers. As a result, the revenue generated from new buyer transactions may not be as high as the revenue generated from transactions with our existing buyers. Failure to attract new buyers and to maintain relationships with existing buyers would adversely affect our operating results and our ability to attract and retain consignors.

National retailers and brands set their own retail prices and promotional discounts on new luxury goods, which could adversely affect our value proposition to consignors and buyers.
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the fourth quarter holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of the COVID-19 pandemic, macroeconomic uncertainty, inflation, geopolitical instability due in part to the conflict between Russia and Ukraine, and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
We may be unable to replicate our business model for newer categories of consigned goods or different product mixes of consigned goods.
In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. If such higher value items are not attractive to our existing consignors or buyers, or if such items do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in this high value category. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face novel challenges in authenticating goods as we expand our product offerings. In addition, we may experience greater competition in specific categories from companies that are more experienced in these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.
We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability. Many of these factors have occurred, and may occur in the future, as a result of the COVID-19 pandemic and recent macroeconomic uncertainty, rising interest rates, inflationary pressures, credit constraints and geopolitical instability due in part to the conflict between Russia and Ukraine. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.

Additionally, adverse economic changes could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or decreased supply, consumer spending habits could be adversely affected, and we could experience lower than expected revenue. Any of these developments could harm our business, financial condition and operating results.
Our industry is highly competitive and we may not be able to compete effectively.
We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, faster or lower-cost shipping, larger selections of goods for sale, greater financial, marketing, institutional and other resources and larger buyer bases than we do. As the market evolves, new competitors may emerge, including traditional retail competitors who expand their offerings to include resale. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, acquire consignors at lower costs, achieve more favorable total product mixes or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior or preferences. These competitors may also adopt more aggressive pricing policies, commission structures or take rates, which may allow them to build larger consignor or buyer bases or generate revenue from their existing buyer bases more effectively than we do. New competitors may force us to decrease our take rates to remain competitive and negatively impact on our financial performance. If we fail to respond to competition effectively, our business and operating results may be adversely affected.
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
Our future growth and profitability depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs. We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time in an effort to optimize the effectiveness of these activities. We may increase advertising spend in future periods to continue driving our profitable growth. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. We also face the unique challenge of attracting consignors and buyers to our online marketplace who may be unfamiliar with both our brand and our consignment business model. If we struggle to attract new consignors and buyers to our luxury resale model, or are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our consignor and buyer base could be adversely affected, and our business, operating results, financial condition and brand could suffer.
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
We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to environmental, social, and governance activities. Any failure to meet our goals, change in our ESG priorities or strategies, or perception that we fail to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
Risks Related to Our Merchandising and Fulfillment
We may not be able to attract, train and retain specialized personnel and skilled employees.
To grow our business, we must continue to improve and expand our merchandising and fulfillment operations, information systems and skilled personnel in the jurisdictions in which we operate so that we have the skilled talent necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each luxury item that we offer through our online marketplace is unique and requires multiple touch points, including, among others, inspection, evaluation, authentication, photography, pricing, copywriting, application of a unique single-SKU and fulfillment. The market for employees is increasingly competitive and highly dependent on geographic location. Some of our employees have specific knowledge and skills that would make it more difficult to hire replacement personnel capable of effectively performing the same tasks without substantial training. We also provide specific training to our employees in each of our business functions in order to provide our consignors and buyers with a consistent luxury experience. If we fail to successfully locate, hire, train and retain personnel in the future, our operations would be negatively impacted, which would have an adverse effect on our business, financial condition and operating results.
We may not be able to identify and lease authentication centers in suitable geographic regions.
We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. Our ability to successfully grow our business depends on the availability and cost of leasing additional authentication centers that meet our criteria for a geographic location with access to a large, qualified talent pool as well as square footage, cost and other factors. We currently have four authentication centers — one in Arizona and three in New Jersey. Optimal space may become scarce, and where it is available, the lease terms offered by landlords may become increasingly competitive. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to secure adequate authentication centers could have an adverse effect on our business and operating results.
We may experience damage or destruction to our authentication centers or retail stores in which we store the majority of the consigned luxury goods we offer through our online marketplace.
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of the goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers and potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could materially adversely impact our business and operating results.
Shipping is a critical part of our business and any changes in our shipping arrangements, costs, interruptions in shipping or damage to products in transit could adversely affect our operating results.
Our business depends on shipping vendors to meet our shipping needs. If we are not able to maintain acceptable pricing and other terms or if our vendors experience performance problems or other difficulties, including as a result of inflation or rising shipping costs, it could negatively impact our operating results and our consignors’ and buyers’ experience. If we partner with additional vendors or switch vendors in response to such impact, we may experience a disruption in shipping, which may negatively impact our reputation with consignors and buyers. We face particular challenges in shipping internationally, including delays in shipments and customer service issues relating to the imposition of duties, which can be substantial for luxury items. Because of the seasonality of our business, any disruption to delivery services due to adverse weather, especially as climate change increases the frequency of such adverse weather, could result in delays that could adversely affect our reputation or operational results. In addition, most of the items we sell are considered highly valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. If our goods are not delivered to buyers in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
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
Our brand and ability to attract and retain consignors and buyers depends in part on the reliable performance of our network infrastructure and content delivery process. The continuing and uninterrupted performance of our online marketplace is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints which could affect the availability of services on our platform and prevent or inhibit the ability of members to access our online marketplace or complete purchases on our website and app. Volume of traffic and activity on our online marketplace spikes on certain days and during certain periods of the year, such as during a Black Friday promotion and generally during the fourth quarter due to the seasonality of our business, and any interruption would be particularly problematic if it were to occur at such a high volume time.
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
In the ordinary course of our business, we collect, process and store certain personal information (including credit card information) and other data relating to individuals, such as our consignors, buyers, members and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially-available systems, software, including third-party open source software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors, including cloud service providers, could be the subject to attacks from computer viruses, break-ins, phishing attacks , social engineering, ransomware attacks, unauthorized use, attempts to overload services with denial-of-service or other attacks, which may allow hackers or other unauthorized parties, including our employees, to gain access to personal information or other data, including payment card data or confidential business information. Further, the use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Our members use our web and mobile e-commerce applications to consign and shop with us. These applications may become subject to account takeovers, denials of service, content scraping, or other attacks, which may result in our members' accounts being compromised.
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
We may fail to prevent consignors from consigning stolen or counterfeit goods. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen goods. Our form of consignor agreement includes a representation that the consignor has the necessary right and title to the goods they may consign, and we include such a rule and requirement in our terms of service prohibiting the listing of stolen or otherwise illegal products. In addition, we have implemented protective measures to detect such products. If these measures prove inadequate, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. In addition, negative publicity relating to the actual or perceived listing or sale of stolen or counterfeit goods could damage our reputation and make our consignors and buyers reluctant to use our services.
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
Risks Relating to Our Employees
We may be unable to attract and retain key personnel or effectively manage leadership succession.
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

In addition, the Company, its officers and directors and the underwriters of the Company’s initial public offering (“IPO”) were named as defendants in numerous purported securities class actions in connection with the Company’s IPO (the “Securities Litigation”).  See “Part II, Item 1 – Legal Proceedings” for a description of the Securities Litigation.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide new disclosures to California consumers and afford such consumers qualified new privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. In 2023, the CCPA was amended by the California Privacy Rights Act (the “CPRA”) to remove the exclusion of employment data from its auspices and add restrictions on non-sale sharing of data. Additional rule making and clarification activity by the California Attorney General’s office and the new California Privacy Protection Agency is ongoing with final results expected to be released later in 2023. It remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. We cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, or litigation, and the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities.
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
Numerous U.S. states and municipalities, including California, New York and Florida, have regulations regarding the handling and sale of secondhand goods, and licensing requirements for secondhand dealers. Such government regulations could require us to change the way we conduct business, or our buyers to conduct their purchases in ways that increase costs, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. To the extent we fail to comply with requirements for secondhand dealers, we may experience unanticipated permanent or temporary shutdowns of our facilities which may negatively affect our ability to increase the supply of our goods, result in negative publicity and subject us to penalties and fines.
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
We have incurred substantial net operating losses (“NOLs”) during our history. Unused NOLs may carry forward to offset future taxable income if we achieve profitability in the future, unless they expire under applicable tax laws. However, under the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the company. In addition, the Tax Cuts and Jobs Act imposes certain limitations on the deduction of NOLs generated in tax years that began on or after January 1, 2018, including a limitation on use of NOLs to offset 80% of taxable income and the disallowance of NOL carryback. Although NOLs generated in tax years before 2018 may still be used to offset future income without limitation, the Tax Cuts and Jobs Act may limit our ability to use our NOLs to offset any future taxable income.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information.
We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow for management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. If we are not able to continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
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
Our certificate of incorporation provides that, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding, any action asserting a claim of breach of a fiduciary duty, any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or our bylaws, any other action that is governed by the internal affairs doctrine or any other action asserting an “internal corporate claim,” as defined in the DGCL. These exclusive-forum provisions do not apply to claims under the Securities Act of 1933 (the "Securities Act") or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Risks Related to Our Outstanding Notes
We have incurred a significant amount of debt and may incur additional indebtedness in the future.
In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the "2025 Notes"), and in March 2021, we issued $287.5 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Notes"), each issuance in an offering exempt from registration. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Prior to the adoption of ASU 2020-06, under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-20, Debt with Conversion and Other Options, we accounted for the liability and equity components of the Notes separately because the Notes may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. This bifurcation resulted in a debt discount for Notes. See "Note 2-Summary of Significant Accounting Policies- Convertible Senior Notes." We used the effective interest method to amortize the debt discount to interest expense over the amortization period, which is the expected life of the Notes. However, we adopted ASU 2020-06 as of January 1, 2022, under which we now account for the Notes as a single liability measured at their amortized cost. Upon adoption, we recorded a cumulative effect adjustment of $13.4 million as a reduction to accumulated deficit and a reduction to additional paid in capital of $112.1 million related to amounts attributable to the value of the conversion options that had previously been recorded in equity. Additionally, we recorded an increase to the Notes balance by an aggregate amount of $98.6 million as a result of the reversal of the separation of the convertible debt between debt and equity. As a result of the adoption of ASU 2020-06, we also derecognized $27.5 million of deferred tax liabilities and recognized $0.2 million of deferred tax assets, resulting in a $27.7 million increase to the net deferred tax assets and a corresponding increase of $27.7 million in the offsetting valuation allowance.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California and are leased for a term that expires in 2027 with a right of renewal. We lease an aggregate of approximately 1.4 million square feet of space for storage, merchandising operations and fulfillment located in Arizona and New Jersey. The lease to our Arizona facility expires in 2031, and leases to our three New Jersey facilities each expire in 2029, all with a right of renewal. We lease additional offices located in Los Angeles and New York City, and we have leased several retail spaces and luxury consignment offices in other high traffic areas, including flagship stores in New York City, Los Angeles, Chicago and San Francisco. In February 2023, we announced our plan to rationalize our real estate footprint by closing certain of our retail locations, including our Chicago and San Francisco flagship stores, and reducing our office space usage. We will continue to evaluate our real estate presence as we deem appropriate to create efficiencies and to address trends in the marketplace and macroeconomic factors. We believe that, following the reduction in our real estate presence described above, our properties will be suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

Item 3. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies. See “Note 11—Commitments and Contingencies” in the notes to the audited financial statements.
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continue to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery is currently scheduled to be completed by August 15, 2023, and all depositions of fact witnesses will be completed by no later than July 15, 2023. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Exchange Act claims and some of the claims alleged under the Securities Act. The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the state court action opted out of the settlement. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020. On December 22, 2022, the Company filed a motion to dismiss and a motion to strike class allegations.

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
Stockholders
As of the close of business on February 21, 2023, there were 144 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans will be incorporated by reference to our 2023 proxy statement set forth in the section titled “Equity Compensation Plan Information” that will be filed with the SEC within 120 days of the year ended December 31, 2022 (the “Proxy Statement”).
Recent Sales of Unregistered Securities
None.
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
Overview
We are the world’s largest online marketplace for authenticated, resale luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Since our inception in 2011, we have cultivated a loyal and engaged consignor and buyer base through our investments in our technology platform, logistics infrastructure and people. We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. We offer products across multiple categories including women’s and men’s fashion, fine jewelry and watches. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup, and meetings with consignors via online face-to-face platforms, or virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our Flagship and Neighborhood Stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 30.9 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2022 and 2021, our take rate on consigned goods was 36.0% and 34.7% respectively. The increase in our take rate was due to the larger sales mix of higher take rate categories such as women's apparel. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 31.3 million members as of December 31, 2022. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through December 31, 2022, we have cumulatively paid approximately $3.2 billion in commissions to our consignors. Our GMV increased to $1.8 billion in 2022 from $1.5 billion in 2021. Our AOV decreased to $483 in 2022 from $497 in 2021. In 2022 and 2021, our total revenue was $603.5 million and $467.7 million, respectively, representing an increase of 29% in 2022. In 2022 and 2021, our gross profit was $348.7 million and $273.5 million, respectively, representing an increase of 28% in 2022.
Impact of COVID-19 and Macroeconomic Conditions on Our Business
The ongoing impact of the COVID-19 pandemic continues to affect our business and results of operations, although to a lesser extent than the prior years. Throughout the pandemic, our top priority has been to protect the health and safety of our employees and our customers. Macroeconomic uncertainty and inflationary pressure have and may in the future drive lower demand for the end customer and increase costs of labor and shipping.
Recent Business Developments
On February 15, 2023, we announced a savings plan intended to reduce operating expenses by (a) terminating approximately 230 employees (the “RIF”), representing approximately 7% of our workforce, and (b) reducing our real estate presence (the "Real Estate Reduction Plan") by (i) closing two flagship stores (San Francisco, California and Chicago, Illinois), two neighborhood stores (Atlanta, Georgia and Austin, Texas), and two luxury consignment offices (Miami, Florida and Washington, D.C.), including any co-located logistics hubs, and (ii) reducing our office spaces in San Francisco, California and New York, New York. We will continue to evaluate our real estate presence as we deem appropriate to create efficiencies and to address trends in the marketplace and macroeconomic factors.
We may not be able to fully realize the cost savings and benefits initially anticipated from the RIF or Real Estate Reduction Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business and Industry— Our reduction in workforce and the associated real estate reduction plan may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”
Other Factors Affecting Our Performance
Other key business and marketplace factors, independent of the health and economic impact of the COVID-19 pandemic and macroeconomic conditions, impact our business. To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we focus on the factors described below. While each of these factors presents significant opportunity for our business, collectively, they also pose important challenges that we must successfully address in order to sustain our growth, improve our operating results and achieve and maintain our profitability.
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, and jewelry and watches.
We measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2022 and 2021, our marketplace sell-through ratios were 91% and 94%, respectively.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2022 and 2021, repeat consignors accounted for approximately 83% and 84% of GMV, respectively.
Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced higher than average buyer satisfaction, as evidenced by our buyer net promoter score of 55 in 2022, and compared to our online shopping industry average of 41 according to NICE Satmetrix U.S. Consumer 2022 data. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
The first graph below shows trends in purchasing activity for buyer cohorts for each year beginning in 2016. Each cohort represents all buyers that first purchased across our online marketplace in the designated year and the aggregate GMV purchased by such cohort for the initial year and each year thereafter. As illustrated in the first graph below, we have seen consistent retention of buyer activity across cohorts through 2022. In 2020, buyer retention was impacted by the adverse impacts of COVID-19 on supply, and as a result, GMV. The second graph below shows the percentage of GMV in each year from our repeat buyers. GMV from repeat buyers reflects purchases made after their initial purchase month.

Annual GMV by Buyer Cohort Year
($ in millions)
Millions
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
2016
2017
2018
2019
2020
2021
2022
2016 2017 2018 2019 2020 2021 2022

Repeat Buyer
(% of GMV)
79.5%
80.7%
82.2%
82.6%
83.0%
83.9%
84.0%
2016
2017
2018
2019
2020
2021
2022

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2022, 15% of our buyers had become consignors and 50% of our consignors had become buyers. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included.

Buyers Who Are Also Consignors
(% of GMV)
35.3%
36.7%
40.5%
43.7%
44.1%
47.5%
48.9%
2016
2017
2018
2019
2020
2021
2022

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
Scaling operations and technology. To support the future growth of our business, we continue to invest in physical infrastructure, talent and technology. We principally conduct our intake, authentication, merchandising and fulfillment operations in our leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. We also operate retail stores in several geographies. In addition to scaling our physical infrastructure, growing our single-SKU business operations require that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth, including proprietary machine learning technology to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
Seasonality. Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter. We also incur higher operating expenses in the last four months of the year as we increase advertising spend to attract consignors and buyers and increase headcount in sales and operations to handle the higher volumes from increased demand.

Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except AOV and percentages)
GMV	$1,815,983	$1,482,432	$986,951
NMV	$1,335,506	$1,092,353	$736,872
Consignment revenue	$384,979	$302,221	$213,312
Direct revenue	$158,726	$120,844	$52,623
Shipping services revenue	$59,788	$44,627	$34,014
Number of orders	3,757	2,981	2,233
Take rate	36.0%	34.7%	35.7%
Active buyers	998	797	649
AOV	$483	$497	$442
% of GMV from repeat buyers	84.0%	83.9%	83.0%
GMV
GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 26.5%, 26.3%, and 25.3% of GMV in 2022, 2021, and 2020, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue.
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
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. Previously, our take rate was primarily based on a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors typically started at a 55% commission (which equals a 45% take rate for us) and could earn up to a 70% commission. In addition, there were commission exceptions from the tiered commission structure based on category and price point of the items.
Beginning in November 2022, the take rate structure is primarily based on the category and the price point of the sold items. For example, under the updated take rate structure, consignors can earn 20% commission on all sold items under $100, and up to 90% commission on watches sold for over $7,500. We launched a pricing tool for our consignors that provides detail on commission rates for specific categories and other aspects of the take rate structure. Consignors are eligible to receive additional commissions based on total net sales under an added tiered commission structure. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(196,445)	$(236,107)	$(175,832)
Add (deduct):
Depreciation and amortization	27,669	23,531	18,845
Interest income	(3,191)	(365)	(2,518)
Interest expense	10,472	21,531	5,264
Provision for income taxes	172	56	101
EBITDA	(161,323)	(191,354)	(154,140)
Stock-based compensation (1)	46,138	48,802	24,322
CEO separation benefits (2)	948	—	—
CEO transition costs (3)	1,551	—	—
Payroll taxes on employee stock transactions	451	1,168	—
Legal fees reimbursement benefit (4)	(1,400)	(1,204)	—
Legal settlements (5)	456	13,389	1,110
Restructuring charges (6)	896	2,314	514
Other (income) expense, net	(171)	(23)	169
Adjusted EBITDA	(112,454)	(126,908)	(128,025)
(1) The stock-based compensation expense for the year ended December 31, 2022 includes a one-time charge of $1.0 million related to the modification of certain equity awards pursuant to the terms of the transition and separation agreement entered into with our founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer ("CEO") on June 6, 2022 (the "Separation Agreement").
(2) The separation benefit charges for the year ended December 31, 2022 consists of base salary, bonus and benefits for the 2022 fiscal year, as well as an additional twelve months of base salary and benefits payable to Julie Wainwright pursuant to the Separation Agreement. In addition, see footnote 1 for disclosure regarding the incremental stock-based compensation expense incurred in connection with the Separation Agreement.
(3) The CEO transition charges for the year ended December 31, 2022 consist of general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(4) During the year ended December 31, 2022, we received insurance reimbursement of $1.4 million related to a legal settlement expense. During the year ended December 31, 2021, we received insurance reimbursement of $4.3 million related to legal fees for a certain matter, of which $3.1 million were applied to legal expenses for the year ended December 31, 2021.
(5) The legal settlement charges for the year ended December 31, 2021 reflects legal settlement expenses arising from the settlement of a putative shareholder class action and derivative case.
(6) The restructuring charges for the year ended December 31, 2022 consists of employee severance payments and benefits. The restructuring charges for the year ended December 31, 2021 consist of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse.

Components of our Operating Results
Revenue
Our revenue is comprised of consignment revenue, direct revenue, and shipping services revenue.
•Consignment revenue. We generate the substantial majority of our revenue from the sale of pre-owned luxury goods through our online marketplace and retail stores on behalf of consignors. For consignment sales, we retain a percentage of the proceeds received, which we refer to as our take rate. We recognize consignment revenue, net of allowances for product returns, order cancellations, buyer incentives and adjustments. Additionally, we generate revenue from subscription fees paid by buyers for early access to products, but to date our subscription revenue has not been material.
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
During the three months ended June 30, 2022, the Company changed its method of accounting for shipping and handling activities. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation, as described in Note 2 " Change in Accounting Principle" to the financial statements included herein.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Except as described below, prior year comparisons for 2021 and 2020 are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. However, during the three months ended June 30, 2022, the Company changed its accounting policy from those disclosed in the audited financial statements and related notes for the year ended December 31, 2021 related to shipping services revenue. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation, as described in Note 2 "Change in Accounting Principle" to the financial statements included herein. Year-over-year discussion and analysis of consignment revenue, shipping services revenue, cost of consignment revenue and cost of shipping services revenue are included below for 2021 and 2020 on a reclassified basis. The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Revenue:
Consignment revenue	$384,979	$302,221	$213,312
Direct revenue	158,726	120,844	52,623
Shipping services revenue	59,788	44,627	34,014
Total revenue	603,493	467,692	299,949
Cost of revenue:
Cost of consignment revenue	56,963	44,985	30,389
Cost of direct revenue	141,661	101,427	45,406
Cost of shipping services revenue	56,178	47,803	36,587
Total cost of revenue	254,802	194,215	112,382
Gross profit	348,691	273,477	187,567
Operating expenses:
Marketing	63,128	62,749	54,813
Operations and technology	279,110	235,829	163,808
Selling, general and administrative	195,160	176,418	140,652
Legal settlement	456	13,389	1,110
Total operating expenses	537,854	488,385	360,383
Loss from operations	(189,163)	(214,908)	(172,816)
Interest income	3,191	365	2,518
Interest expense	(10,472)	(21,531)	(5,264)
Other income (expense), net	171	23	(169)
Loss before provision for income taxes	(196,273)	(236,051)	(175,731)
Provision for income taxes	172	56	101
Net loss	$(196,445)	$(236,107)	$(175,832)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Consignment revenue	64%	65%	71%
Direct revenue	26	26	18
Shipping services revenue	10	9	11
Total revenue	100	100	100
Cost of revenue:
Cost of consignment revenue	9	10	10
Cost of direct revenue	24	22	15
Cost of shipping services revenue	9	10	12
Total cost of revenue	42	42	37
Gross profit	58	58	63
Operating expenses:
Marketing	11	13	18
Operations and technology	46	50	55
Selling, general and administrative	33	38	47
Legal settlement	—	3	—
Total operating expenses	90	104	120
Loss from operations	(32)	(46)	(57)
Interest income	1	—	1
Interest expense	(2)	(5)	(2)
Other income (expense), net	—	—	—
Loss before provision for income taxes	(33)%	(51)	(58)
Provision for income taxes	—	—	—
Net loss	(33)%	(51)%	(58)%
Comparison of 2022 and 2021
Consignment Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$384,979	$302,221	$82,758	27%
Consignment revenue increased by $82.8 million, or 27%, in 2022 compared to 2021. The increase in revenue was driven primarily by a 23% increase in GMV, and improvement in our take rate during the year ended December 31, 2022. GMV growth during the year ended December 31, 2022 was driven by a 26% increase in orders, due to strong market demand for online luxury goods, partially offset by a 3% decrease in AOV. We believe GMV growth is driven by interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the year ended December 31, 2022 was 26.5%, compared to 26.3% for the year ended December 31, 2021. Our take rate increased to 36.0% from 34.7% during the year ended December 31, 2022 compared to last year due to increased contribution from higher take rate products such as women's apparel.

Direct Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Direct revenue	$158,726	$120,844	$37,882	31%
Direct revenue increased by $37.9 million, or 31%, in 2022 compared to 2021. The increase was primarily driven by the sell-through of company owned inventory from previous direct purchases from businesses. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue was flat as a percentage of total revenue year over year. We anticipate direct revenue to decrease as a percentage of total revenue as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future.
Shipping Services Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$59,788	$44,627	$15,161	34%
Shipping services revenue increased by $15.2 million, or 34%, in 2022 compared to 2021 primarily due to increased shipping rates charged to buyers for outbound and return shipments and the fulfillment of a larger number of orders, which increased 26% in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$56,963	$44,985	$11,978	27%
As a percent of consignment revenue	15%	15%
Cost of consignment revenue increased by $12.0 million, or 27%, in 2022 compared to 2021. The increase was primarily attributable to the 27% increase in consignment revenue compared to the prior year, as well as higher credit card fees and overhead costs driven by growth in our business.
Consignment revenue gross margin remained flat in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Cost of Direct Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$141,661	$101,427	$40,234	40%
As a percent of direct revenue	89%	84%
Cost of direct revenue increased by $40.2 million, or 40%, in 2022 compared to 2021. The increase was primarily attributable to the 31% increase in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 5 percentage points in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by strategic liquidation of company owned inventory sold at discounted prices. The margin profile of our direct revenue is lower than the margin profile of our consignment revenue.

Cost of Shipping Services Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$56,178	$47,803	$8,375	18%
As a percent of shipping services revenue	94%	107%
Cost of shipping services revenue increased by $8.4 million, or 18%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase is primarily due to the fulfillment of a larger number of orders as well as higher shipping fees.
Shipping service revenue gross margin increased by 13 percentage points in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to increased shipping rates charged to buyers for outbound and return shipments beginning in Q4 2021.
Our total gross margin decreased by 1 percentage point in the year ended December 31, 2022 compared to the year ended December 31, 2021 driven by the decrease in direct revenue gross margin as discussed above. Gross margin may vary from period to period.
Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Marketing	$63,128	$62,749	$379	1%
Marketing expense increased by $0.4 million, or 1%, in 2022 compared to 2021. The increase was primarily due to increases in advertising costs and marketing program expenses as we seek to optimize the digital experience on our online marketplace and grow the number of buyers and consignors.
As a percentage of revenue, marketing expense decreased to 11% in 2022 from 13% in 2021. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Operations and technology	$279,110	$235,829	$43,281	18%
Operations and technology expense increased by $43.3 million, or 18%, in 2022 compared to 2021. The increase was primarily due to higher employee compensation related expenses due to increased headcount to support our growth, and higher inbound consignment shipping costs. The increase was also attributed to higher amortization associated with capitalized proprietary software.
As a percentage of revenue, operations and technology expense decreased to 46% in 2022 from 50% in 2021. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to continue to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$195,160	$176,418	$18,742	11%
Selling, general and administrative expense increased by $18.7 million, or 11%, in 2022 compared to 2021. The increase was due to higher employee compensation expenses due to increased headcount, in addition to an increase in cloud and software service fees. The increase was also driven by costs associated with the resignation of the Company's founder during the year ended December 31, 2022.
As a percentage of revenue, selling, general and administrative expense decreased to 33% in 2022 from 38% in 2021. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the long term.
Interest Income

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest income	$3,191	$365	$2,826	774%
Interest income increased by $2.8 million, or over 100%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by higher average interest rates.
Interest Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Interest expense	$(10,472)	$(21,531)	$11,059	-51%
Interest expense decreased by $11.1 million, or 51%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to the adoption of ASU 2020-06 on January 1, 2022, which eliminated the debt discount related to both the 3.00% convertible senior notes issued in June 2020 and the 1.00% convertible senior notes issued in March 2021.
Other Income, Net

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Other income, net	$171	$23	$148	643%
Other income increased by $0.1 million, or over 100%, in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Legal Settlement

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(In thousands, except percentage)
Legal settlement	$456	$13,389	$(12,933)	(97)%

Legal settlement expense decreased by $12.9 million, or 97%, in 2022 compared to 2021. This decrease was primarily due to the $11.0 million legal settlement accrued for during the year ended December 31, 2021 in connection with the settlement of the shareholder class action filed against us and $0.5 million of attorney's fees as part of the settlement for the related derivative case filed against us.
Comparison of 2021 and 2020
As described above, prior year comparisons for 2021 and 2020 are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. However, during the three months ended June 30, 2022, the Company had a change in accounting policy from those disclosed in the audited financial statements and related notes for the year ended December 31, 2021 related to shipping services revenue. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation, as described in Note 2 " Change in Accounting Principle" to the financial statements included herein. Year-over-year discussion and analysis of consignment revenue, shipping services revenue, cost of consignment revenue and cost of shipping services revenue are included below for 2021 and 2020 on a reclassified basis.
Consignment Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$302,221	$213,312	$88,909	42%
Consignment and service revenue increased by $88.9 million, or 42%, in 2021 compared to 2020. The increase in revenue was driven primarily by a 50% increase in GMV, partially offset by an increase in returns and cancellations year over year.
Shipping Services Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$44,627	$34,014	$10,613	31%
Shipping services revenue increased by $10.6 million, or 31%, in 2021 compared to 2020 primarily due to the fulfillment of a larger number of orders, which increased 33% in the year ended December 31, 2021 compared to the year ended December 31, 2020, as well as increased shipping fee introduced in Q4 of 2021.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$44,985	$30,389	$14,596	48%
As a percent of consignment revenue	15%	14%
Cost of consignment revenue increased by $14.6 million, or 48%, in 2021 compared to 2020. The increase was primarily attributable to the 42% increase in consignment revenue compared to the prior year, as well as higher credit card fees driven by growth in our business.
Consignment revenue gross margin decreased by 1 percentage point in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by higher overhead costs due to growth in our business.

Cost of Shipping Services Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$47,803	$36,587	$11,216	31%
As a percent of shipping services revenue	107%	108%
Cost of shipping services revenue increased by $11.2 million, or 31%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to the fulfillment of a larger number of orders, as well as an increase in shipping costs from rising prices of fulfillment services during the pandemic.
Shipping service revenue gross margin improved in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the increase in shipping fees implemented during the three months ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $293.8 million and an accumulated deficit of $951.2 million. Since our inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions. We expect that operating losses and negative cash flows from operations could continue in the foreseeable future.
Our primary capital requirements include contractual obligations related to our operating leases, payments on our debt, certain non-cancellable contracts, and compensation and benefits payments to support our strategic plans. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Annual Report, and our ability to grow our revenue and the timing of investments to support growth in our business, such as the build-out of our authentication centers. We believe that our existing cash and cash equivalents as of December 31, 2022 will be sufficient to meet our working capital, capital expenditures and contractual obligation requirements for at least the next 12 months. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of December 31, 2022, the Company was in compliance with all covenants. As of December 31, 2022, $0 had been drawn on the Revolving Credit Agreement. For more information on the Revolving Credit Agreement, please see Note 6 of our Notes to Financial Statements included elsewhere in this Annual Report.

Cash Flows
The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in "Park II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Net cash (used in) provided by:
Operating activities	$(91,557)	$(142,151)	$(134,419)
Investing activities	(36,922)	(43,437)	178,004
Financing activities	4,101	252,913	152,815
Net (decrease) increase in cash and cash equivalents	$(124,378)	$67,325	$196,400
Net Cash Used in Operating Activities
During 2022, net cash used in operating activities was $91.6 million, which consisted of a net loss of $196.4 million, adjusted by non-cash charges of $98.2 million and cash inflows due to a net change of $6.7 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash inflows due to a decrease in 2022 of $28.0 million in inventory driven by a decrease in direct purchases of inventory from vendors, an increase of $10.5 million in accrued consignor payables, and by a $4.9 million increase in accounts payable, partially offset by a decrease of $17.8 million in operating lease liability and a decrease of $9.8 million in other accrued and current liabilities. Our primary uses of cash in operating activities include operating costs such as operating lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
Net Cash Used in Investing Activities
During 2022, net cash used in investing activities was $36.9 million, which consisted of $22.9 million for purchases of property and equipment, net, including leasehold improvements, and $14.1 million for capitalized proprietary software costs.
Net Cash Provided by Financing Activities
During 2022, net cash provided by financing activities was $4.1 million, which primarily consisted of $2.9 million from the exercise of stock options, and $1.4 million from the issuance of common stock related to the Company's employee stock purchase plan (the "ESPP").

Material Contractual and Other Obligations
Our material contractual and other obligations as of December 31, 2022 consist of:
•Operating Leases. As of December 31, 2022, our cash requirements related to our operating leases on our authentication centers, retail stores, and corporate offices that are included in our balance sheet were $175.1 million, of which $29.0 million is expected to be paid within the next 12 months.
•Convertible Senior Notes. As of December 31, 2022, our cash requirements related to our Convertible Senior Notes that are included on our balance sheet and the related periodic interest payments were $488.8 million, of which $8.1 million is expected to be paid within the next 12 months.
•Non-cancellable purchase commitments. Our cash requirements related to certain other non-cancellable purchase commitments associated primarily with software services and hosting arrangements, were approximately $24.4 million, of which approximately $11.2 million is expected to be paid within the next 12 months.
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
Convertible Senior Notes
In recording our convertible debt instruments for the years ended December 31, 2021 and December 31, 2020, we separately account for the liability and equity components by allocating proceeds between the liability component and the embedded conversion options, or equity components. We allocate the debt components of the instruments on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The allocation was performed in a manner that reflects our non-convertible debt borrowing rate for similar debt. The fair value borrowing rate is considered a critical estimate because the judgment in assessing an interest rate that would be available to the company of a similar debt instrument that does not have a conversion feature. For the 2025 Notes with a principal amount of $172.5 million, an interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million. For the 2028 Notes with a principal amount of $287.5 million, an interest rate of 7.18% was used to compute the initial fair value of the liability component of $191.3 million. As disclosed in Note 2—Summary of Significant Accounting Policies, this critical accounting estimate was not necessary for the fiscal year ended December 31, 2022 as a result of the adoption of ASU 2020-06.
For the year ended December 31, 2022, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. Refer to our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise requested under this item.
Item 8. Financial Statements and Supplementary Data.
Please refer to the Financial Statements and Notes to Financial Statements in this Form 10-K which is incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022.
KPMG, LLP, our independent registered public accounting firm, has audited management's assertion on the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included in Part IV —Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On February 27, 2023, the Company entered into letter agreements (“Special Award Letters”) with each of Rati Sahi Levesque, the Company’s President and Chief Operating Officer, and Robert Julian, the Company’s Chief Financial Officer (together, the “Executives”), pursuant to which each Executive is eligible to receive a one-time, special cash bonus in the amount of $250,000.
Under the Special Award Letters, the cash bonuses will be paid within fifteen (15) days following December 31, 2023 (the “Award Date”), subject to the applicable Executive’s continued employment with the Company through the Award Date. In the event that an Executive’s employment is terminated by the Company without “cause” or by the Executive for “good reason” (each as defined in his or her severance and change in control agreement with the Company), in either case, prior to the Award Date, then, subject to the applicable Executive’s execution and non-revocation of a general release of claims in favor of the Company, the Executive will be entitled to payment of his or her cash award.
The foregoing description of the one-time, special cash bonuses does not purport to be complete and is qualified in its entirety by full text of the Form of Special Award Letter, a copy of which is filed herewith as Exhibit 10.36.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item is incorporated herein by reference to our 2022 proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “Proxy Statement”).
Item 11. Executive Compensation.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.
The information required by this Item is incorporated herein by reference to our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Please refer to the Financial Statements, Notes to Financial Statements and the Exhibit Index in this Form 10-K which is incorporated herein by reference.
(b)Please refer to the Exhibit Index in this Form 10-K which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.2	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

4.3	Indenture dated June 15, 2020, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 3.00% Convertible Senior Note due 2025.	8-K	001-38953	4.1	June 16, 2020

4.4	Description of Securities.	10-Q	001-38953	4.2	August 7, 2020

4.5	Indenture dated March 8, 2021, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 1.00% Convertible Senior Note due 2028.	8-K	001-38953	4.1	March 8, 2021

4.6	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	001-38953	4.1	March 8, 2021

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.3#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.4#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.5#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

10.6#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.7#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

10.8#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.9#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.10	May 31, 2019

10.10#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.11	May 31, 2019

10.11#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.12	May 31, 2019

10.12#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.13	May 31, 2019

10.13#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.14	May 31, 2019

10.14#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.15	May 31, 2019

10.15#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.16	May 31, 2019

10.16#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.17	May 31, 2019

10.17#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.19	May 31, 2019

10.18#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.20	May 31, 2019

10.19+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.21	June 17, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20+	The RealReal, Inc. Employee Stock Purchase Plan.	S-1	333-231891	10.22	June 17, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.22+	The RealReal, Inc. Employee Stock Purchase Plan, as amended and restated on February 19, 2020.	10-K	001-38953	10.25	March 11, 2020

10.23	Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	June 16, 2020

10.24	Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	June 23, 2020

10.25#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.	10-Q	001-38953	10.1	November 10, 2020

10.26	Form of Base Capped Call Confirmation, dated March 8, 2021 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	March 8, 2021

10.27	Form of Additional Capped Call Confirmation, dated March 12, 2021 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	March 16, 2021

10.28+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on May 5, 2021.	10-Q	001-38953	10.1	May 10, 2021

10.29+	Offer Letter dated September 15, 2021 between the Company and Robert Julian.	10-Q	001-38953	10.1	November 8, 2021

10.30+	The RealReal, Inc. 2019 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	10-K	001-38953	10.34	February 28, 2022

10.31+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award	10-Q	001-38953	10.1	August 9, 2022

10.32+	Transition and Separation Agreement between the Company and Julie Wainwright dated June 7, 2022	8-K	001-38953	10.1	June 7, 2022

10.33+	Form of Special Award Letter	8-K	001-38953	10.2	June 7, 2022

10.34+	Offer Letter dated January 24, 2023 between the Company and John E. Koryl	8-K	001-38953	10.1	January 25, 2023

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.					X

10.36+	Form of Special Award Letter					X

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

The RealReal, Inc.

Date: February 28, 2023	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Koryl	Chief Executive Officer and Director	February 28, 2023
John Koryl	(Principal Executive Officer)

/s/ Robert Julian	Chief Financial Officer	February 28, 2023
Robert Julian	(Principal Financial Officer)

/s/ Steve Lo	Senior Vice President, Chief Accounting Officer	February 28, 2023
Steve Lo	(Principal Accounting Officer)

/s/ Chip Baird	Director	February 28, 2023
Chip Baird

/s/ Caretha Coleman	Director	February 28, 2023
Caretha Coleman

/s/ Karen Katz	Director	February 28, 2023
Karen Katz

/s/ Rob Krolik	Director	February 28, 2023
Rob Krolik

/s/ Niki Leondakis	Director	February 28, 2023
Niki Leondakis

/s/ Carol Melton	Director	February 28, 2023
Carol Melton

/s/ James Miller	Director	February 28, 2023
James Miller

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for convertible senior notes effective January 1, 2022, due to the adoption of ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective adoption method.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Sufficiency of the audit evidence over the IT elements of revenue recognition
As discussed in Note 2 to the financial statements, the Company recognizes consignment revenue by providing a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. Direct revenue is recognized from the sale of Company-owned inventory on its online marketplace and retail stores. The Company reported $603 million in total revenue for the year ended December 31, 2022.

We identified the evaluation of the sufficiency of audit evidence over the information technology (IT) elements of revenue recognition as a critical audit matter. A high degree of complex auditor judgment was required to evaluate the nature and extent of audit evidence obtained related to consignment and direct revenue due to the complexity and number of IT systems. IT professionals with specialized skills and knowledge were required to understand and assess the Company’s internally developed IT systems used in the revenue recognition process.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the IT elements of revenue recognition. We involved IT professionals with specialized skills and knowledge, who assisted in:
•gaining an understanding of the systems used in the Company’s recognition of revenue
•evaluating the design and testing the operating effectiveness of certain internal controls related to the IT applications used in the revenue recognition process. This included general IT controls, IT application controls, data configurations, and interface controls over the transfer of relevant data between systems.
We performed a software-assisted data analysis to test the relationships among certain revenue transactions. On a sample basis, we also tested certain revenue transactions by comparing the recorded amounts to underlying documentation. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG
We have served as the Company’s auditor since 2013.
San Francisco, California
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The RealReal, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
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
/s/ KPMG
San Francisco, California
February 28, 2023

THE REALREAL, INC.
Balance Sheets
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$293,793	$418,171
Accounts receivable	12,207	7,767
Inventory, net	42,967	71,015
Prepaid expenses and other current assets	23,291	20,859
Total current assets	372,258	517,812
Property and equipment, net	112,679	89,286
Operating lease right-of-use assets	127,955	145,311
Other assets	2,749	2,535
Total assets	$615,641	$754,944
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,902	$4,503
Accrued consignor payable	81,543	71,042
Operating lease liabilities, current portion	20,776	18,253
Other accrued and current liabilities	93,292	94,188
Total current liabilities	207,513	187,986
Operating lease liabilities, net of current portion	125,118	143,159
Convertible senior notes, net	449,848	348,380
Other noncurrent liabilities	3,254	2,291
Total liabilities	785,733	681,816
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 99,088,172 and 92,960,066 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	781,060	841,255
Accumulated deficit	(951,153)	(768,128)
Total stockholders’ equity (deficit)	(170,092)	73,128
Total liabilities and stockholders’ equity (deficit)	$615,641	$754,944
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Consignment revenue	$384,979	$302,221	$213,312
Direct revenue	158,726	120,844	52,623
Shipping services revenue	59,788	44,627	34,014
Total revenue	603,493	467,692	299,949
Cost of revenue:
Cost of consignment revenue	56,963	44,985	30,389
Cost of direct revenue	141,661	101,427	45,406
Cost of shipping services revenue	56,178	47,803	36,587
Total cost of revenue	254,802	194,215	112,382
Gross profit	348,691	273,477	187,567
Operating expenses:
Marketing	63,128	62,749	54,813
Operations and technology	279,110	235,829	163,808
Selling, general and administrative	195,160	176,418	140,652
Legal settlements	456	13,389	1,110
Total operating expenses	537,854	488,385	360,383
Loss from operations	(189,163)	(214,908)	(172,816)
Interest income	3,191	365	2,518
Interest expense	(10,472)	(21,531)	(5,264)
Other income (expense), net	171	23	(169)
Loss before provision for income taxes	(196,273)	(236,051)	(175,731)
Provision for income taxes	172	56	101
Net loss attributable to common stockholders	$(196,445)	$(236,107)	$(175,832)
Net loss per share attributable to common stockholders, basic and diluted	$(2.05)	$(2.58)	$(2.01)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	95,921,246	91,409,624	87,587,409
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(196,445)	$(236,107)	$(175,832)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	(11)	4
Comprehensive loss	$(196,445)	$(236,118)	$(175,828)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	85,872,320	$1	$693,426	$7	$(356,189)	$337,245
Purchase of capped calls	—	—	(22,546)	—	—	(22,546)
Equity component of convertible senior notes, net of issuance costs of $767	—	—	19,020	—	—	19,020
Issuance of common stock upon exercise of options	2,604,494	—	8,859	—	—	8,859
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	733,385	—	(751)	—	—	(751)
Issuance of common stock for exercises under ESPP	91,465	—	972	—	—	972
Stock-based compensation expense	—	—	24,322	—	—	24,322
Other comprehensive income	—	—	—	4	—	4
Net loss	—	—	—	—	(175,832)	(175,832)
Balance as of December 31, 2020	89,301,664	$1	$723,302	$11	$(532,021)	$191,293
Purchase of capped calls	—	—	(33,666)	—	—	(33,666)
Equity component of convertible senior notes, net of issuance costs of $3,131	—	—	93,031	—	—	93,031
Issuance of common stock upon exercise of options	1,221,365	—	6,009	—	—	6,009
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	2,237,748	—	(8)	—	—	(8)
Issuance of common stock for exercises under ESPP	199,289	—	2,341	—	—	2,341
Stock-based compensation expense	—	—	50,246	—	—	50,246
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(236,107)	(236,107)
Balance as of December 31, 2021	92,960,066	$1	$841,255	$—	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06 (Note 2)	—	—	(112,052)	—	13,420	(98,632)
Issuance of common stock upon exercise of options	1,929,265	—	2,906	—	—	2,906
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	3,587,964	—	(216)	—	—	(216)
Issuance of common stock for exercises under ESPP	610,877	—	1,400	—	—	1,400
Stock-based compensation expense	—	—	47,767	—	—	47,767
Net loss	—	—	—	—	(196,445)	(196,445)
Balance as of December 31, 2022	99,088,172	$1	$781,060	$—	$(951,153)	$(170,092)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(196,445)	$(236,107)	$(175,832)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	27,669	23,531	18,845
Stock-based compensation expense	46,138	48,802	24,322
Reduction of operating lease right-of-use assets	19,602	19,439	16,062
Bad debt expense	1,680	1,034	903
Accrued interest on convertible notes	—	950	216
Loss on disposal of property and equipment and impairment of capitalized proprietary software	702	546	280
Accretion of debt discounts and issuance costs	2,368	13,989	2,399
Other adjustments	—	10	(86)
Changes in operating assets and liabilities:
Accounts receivable	(6,120)	(1,588)	(337)
Inventory, net	28,048	(28,694)	(20,405)
Prepaid expenses and other current assets	(2,952)	(4,009)	(3,443)
Other assets	(409)	(638)	548
Operating lease liability	(17,764)	(15,285)	(12,752)
Accounts payable	4,947	(9,989)	2,800
Accrued consignor payable	10,501	13,989	4,233
Other accrued and current liabilities	(9,823)	30,922	7,994
Other noncurrent liabilities	301	947	(166)
Net cash used in operating activities	(91,557)	(142,151)	(134,419)
Cash flow from investing activities:
Purchases of short-term investments	—	—	(73,280)
Proceeds from maturities of short-term investments	—	4,000	278,215
Capitalized proprietary software development costs	(14,061)	(9,967)	(8,678)
Purchases of property and equipment	(22,861)	(37,470)	(18,253)
Net cash provided by (used in) investing activities	(36,922)	(43,437)	178,004
Cash flow from financing activities:
Proceeds from issuance of 2025 convertible notes, net of issuance costs	—	—	166,278
Purchase of capped calls in conjunction with the issuance of the 2025 convertible senior notes	—	—	(22,546)
Proceeds from issuance of 2028 convertible notes, net of issuance costs	—	278,234	—
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	—	(33,666)	—
Proceeds from exercise of stock options and common stock warrants	2,906	6,009	8,859
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	1,400	2,341	972
Taxes paid related to restricted stock vesting	(205)	(5)	(748)
Net cash provided by financing activities	4,101	252,913	152,815
Net increase (decrease) in cash and cash equivalents	(124,378)	67,325	196,400
Cash and cash equivalents
Beginning of period	418,171	350,846	154,446
End of period	$293,793	$418,171	$350,846
Supplemental disclosures of cash flow information
Cash paid for interest	$8,104	$6,584	$11
Cash paid for income taxes	256	94	90
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and other accrued and current liabilities	13,860	1,922	2,638
Purchases of capitalized proprietary software development costs included in accounts payable and other accrued and current liabilities	1,590	1,647	338
Issuance costs associated with issuance of convertible senior notes included in other accrued and current liabilities	—	—	469
Stock-based compensation capitalized to proprietary software development costs	1,629	1,444	—
Tax withholding liability for restricted stock	11	3	—
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Notes to Financial Statements
Note 1. Description of Business and Basis of Presentation
Organization and Description of Business
The RealReal, Inc. (the “Company”) is an online marketplace for authenticated, consigned luxury goods across multiple categories, including women’s fashion, men’s fashion, and jewelry and watches. The Company was incorporated in the state of Delaware on March 29, 2011 and is headquartered in San Francisco, California.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the periods presented. The Company’s functional and reporting currency is the U.S. dollar.
The Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity as of January 1, 2022 using the modified retrospective adoption method with a cumulative effect adjustment. Refer to Note 2 "Recently Adopted Accounting Pronouncements" for further details on the adoption of ASU 2020-6.
The Company had a change in accounting policy from those disclosed in the audited financial statements and related notes for the year ended December 31, 2021 related to shipping services revenue. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation, as described in Note 2 " Change in Accounting Principle" below.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment transactions, valuation of inventory, software development costs, stock-based compensation, incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
Revenue Recognition
The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail stores. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that include products and services that are capable of being distinct and accounted for as separate performance obligations as described below. The transaction price requires an allocation across consignment services, sales of Company-owned inventory, and shipping services. Estimation is required in the determination of the services' stand-alone selling price ("SSP").
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2022, 2021, and 2020.
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
Shipping Services Revenue
The Company provides a service to ship purchased items to buyers and a service to ship items from buyers back to the Company. The Company determines itself to be the principal in this arrangement. The Company charges a fee to buyers for this service and has elected to treat shipping and handling activities performed as a separate performance obligation. For shipping services revenue, the Company's SSP is estimated using a market approach considering external and internal data points on the stand-alone sales price of the shipping service. All outbound shipping and handling costs for buyers are accounted for as cost of shipping services and recognized as the shipping activity occurs. The Company also generates shipping services revenue from the shipping fees for consigned products returned by buyers to the Company within policy. The Company recognizes shipping revenue and associated costs over time as the shipping activity occurs, which is generally one to three days after shipment.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives, which were immaterial as of December 31, 2022 and December 31, 2021. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of December 31, 2022 and December 31, 2021.
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
Marketing
Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $49.0 million, $46.2 million, and $45.8 million in 2022, 2021, and 2020, respectively.
Operations and Technology
Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies, inbound consignment shipping costs, and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2022, 2021, and 2020, the Company capitalized proprietary software developments costs of $15.6 million, $12.7 million, and $9.0 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.
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
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost or net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Our provisions to write down obsolete and excess inventory to net realizable value were $3.7 million and $0.2 million as of December 31, 2022 and 2021, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the balance sheets and were $22.2 million and $23.6 million as of December 31, 2022 and 2021. Included in inventory on the Company’s balance sheets are assets totaling $6.1 million and $9.1 million as of December 31, 2022 and 2021, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 7). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/

or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met.
Debt Issuance Costs
Debt issuance costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the anticipated debt offering, are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the balance sheets as a direct deduction from the associated debt. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method. Prior to the adoption of ASU 2020-06 on January 1, 2022, a portion of debt issuance costs incurred in connection with the convertible senior notes issued in June 2020 and March 2021 was allocated to the equity component and was recorded as a reduction to additional paid in capital and was not amortized to interest expense over the estimated life of the related debt. Following the adoption of ASU 2020-06, the debt issuance costs previously allocated to the equity component of both the 2025 and 2028 Notes were reclassified to debt. As such, all of the debt issuance costs are recorded as a direct deduction from the related principal debt amounts on the balance sheet, and are all amortized to interest expense over the estimated remaining life of the related debt.
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
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. At times, such amount may exceed federally-insured limits. The Company reduces credit risk by placing its cash and cash equivalents and investments with major financial institutions within the United States.
As of December 31, 2022 and December 31, 2021, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2022, 2021, and 2020.
Change in Accounting Principle
During the three months ended June 30, 2022, the Company changed its method of accounting for shipping and handling activities from applying the policy election to account for shipping services as fulfillment activities to recognizing shipping services as a promised service to customers which the Company determined to be a separate performance obligation. The Company believes that this change in accounting method is preferable, as it results in a disaggregation of revenue and related costs that provides more transparency to the users of its financial statements and is more consistent with the nature of the Company's promises made in arrangements with its customers. The effects of this change to the disaggregation and presentation of revenue and costs of revenue have been retroactively applied to all periods presented. This change had an immaterial impact to the Company's loss from operations and as such the Company did not retroactively adjust prior periods for these immaterial effects.

Certain financial statement line items included in the Statement of Operations for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively were adjusted as follows (in thousands):

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$444,767	$(59,788)	$384,979
Shipping services revenue	—	59,788	59,788
Cost of revenue:
Cost of consignment revenue	113,141	(56,178)	56,963
Cost of shipping services revenue	—	56,178	56,178

	Year Ended December 31, 2021
	As Previously Reported	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$346,848	$(44,627)	$302,221
Shipping services revenue	—	44,627	44,627
Cost of revenue:
Cost of consignment revenue	92,788	(47,803)	44,985
Cost of shipping services revenue	—	47,803	47,803

	Year Ended December 31, 2020
	As Previously Reported	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$247,326	(34,014)	213,312
Shipping services revenue	—	34,014	34,014
Cost of revenue:
Cost of consignment revenue	66,976	(36,587)	30,389
Cost of shipping services revenue	—	36,587	36,587
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which improves the transparency of government assistance received by requiring the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The Company adopted this standard during the year ended December 31, 2022. The adoption of this standard did not have a material impact on the Company's financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments. The Company adopted this guidance as of January 1, 2022 using the modified retrospective method. As a result of the adoption, the Convertible Senior Notes due 2025 (the "2025 Notes") and the Convertible Senior Notes due 2028 (the "2028 Notes" and together with the 2025 Notes, the "Notes") are no longer bifurcated into separate liability and equity components, but rather are classified as a single liability in the balance sheets.
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
The Company also reclassified the issuance costs previously allocated to the conversion feature to debt, so that all issuance costs are now presented as a direct deduction of the long-term debt line on the balance sheet. The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount on debt associated with the conversion feature. The adoption did not affect the Company's statements of cash flows. When calculating net loss per share attributable to common stockholders, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of the Notes; however there was no impact because including the assumed conversion of the convertible debt would have been anti-dilutive.

Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$275,742	$—	$—	$275,742
Money market funds	18,051	—	—	18,051
Total cash and cash equivalents	$293,793	$—	$—	$293,793

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$278,769	$—	$—	$278,769
Money market funds	139,402	—	—	139,402
Total cash and cash equivalents	$418,171	$—	$—	$418,171
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2022, the Company’s cash equivalents solely consisted of money market funds, which amounted to $18.1 million. Money market funds are measured at net asset value per share.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the balance sheets (in millions):

	December 31, 2022
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$169.3	$146.9
2028 Convertible senior notes	$280.6	$210.2
The principal amounts of the 2025 Notes and the 2028 Notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs and the unamortized debt discount. Upon adoption of ASU 2020-06 as of January 1, 2022, the unamortized debt discount balance was derecognized (See Note 7).
As of December 31, 2022, the fair value of the 2025 Notes and 2028 Notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Proprietary software	$39,017	$31,799
Furniture and equipment	47,692	40,176
Automobiles	2,119	1,505
Leasehold improvements	86,986	66,154
Property and equipment, gross	175,814	139,634
Less: accumulated depreciation and amortization	(63,135)	(50,348)
Property and equipment, net	$112,679	$89,286
Depreciation and amortization expense on property and equipment was $26.9 million, $23.5 million, and $18.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Returns reserve	$22,233	$23,577
Accrued compensation	15,111	14,258
Accrued legal	484	14,417
Accrued sales tax and other taxes	8,531	8,935
Site credit liability	11,813	8,738
Accrued marketing and outside services	8,729	7,897
Accrued shipping	5,715	2,006
Accrued interest	1,166	1,166
Deferred revenue	3,549	3,387
Accrued inventory	—	3,513
Accrued property and equipment	11,417	1,427
Other	4,544	4,867
Other accrued and current liabilities	$93,292	$94,188

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility expires in April 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of December 31, 2022, the Company was in compliance with all covenants.
As of December 31, 2022, $0 had been drawn on the Revolving Credit Agreement.
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
On and after March 15, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2025 Notes to convert were not met as of December 31, 2022.
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
In connection with the issuance of the 2025 Notes, the Company incurred approximately $6.7 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $0.8 million was recorded as a reduction to additional paid-in capital. The portion of these costs initially allocated to the liability component totaling approximately $5.9 million was recorded as a reduction in the carrying value of the debt on the balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2025 Notes or approximately its five-year term. The effective interest rate on the liability component of the 2025 Notes for the period from the date of issuance through December 31, 2021 was 6.4%.
On January 1, 2022, the Company adopted ASU 2020-06 based on a modified retrospective transition method. Under such transition, prior period information for both the 2025 and 2028 Notes has not been retrospectively adjusted.
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $169.3 million as of December 31, 2022, with principal of $172.5 million, net of unamortized issuance costs of $3.2 million. The 2025 Notes were classified as long term liabilities as of December 31, 2022. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%.
The net carrying amount of the liability component of the 2025 Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$172,500	$172,500
Unamortized debt discount (1)	—	(14,350)
Unamortized debt issuance costs	(3,204)	(4,286)
Net carrying amount	$169,296	$153,864
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

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$19,787
Issuance costs	(767)
Net carrying amount	$19,020
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$5,175	$5,175	$2,803
Amortization of debt discount	—	3,594	1,843
Amortization of debt issuance costs	1,080	1,082	556
Total interest and amortization expense	$6,255	$9,851	$5,202

Future minimum payments under the 2025 Notes as of December 31, 2022, are as follows (in thousands):

Fiscal Year	Amount
2023	$5,175
2024	5,175
2025	175,088
Total future payments	185,438
Less amounts representing interest	(12,938)
Total principal amount	$172,500

2028 Convertible Senior Notes
In March 2021, the Company issued an aggregate principal of $287.5 million of its 1.00% Convertible Senior Notes due 2028, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2028 Notes include $37.5 million in aggregate principal amount of the 2028 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted.
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
On and after December 1, 2027, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of the 2028 Notes to convert were not met as of December 31, 2022.
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
In connection with the issuance of the 2028 Notes, the Company incurred approximately $9.4 million of debt issuance costs, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. The Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component totaling approximately $3.1 million was recorded as a reduction to additional paid-in capital. The portion of these costs allocated to the liability component totaling approximately $6.3 million was recorded as a reduction in the carrying value of the debt on the balance sheets and was amortized to interest expense using the effective interest method over the expected life of the 2028 Notes or approximately its seven-year term. The effective interest rate on the liability component of the 2028 Notes for the period from the date of issuance through December 31, 2021 was 7.5%.
In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $280.6 million as of December 31, 2022, with principal of $287.5 million, net of unamortized issuance costs of $6.9 million. The 2028 Notes were classified as long term liabilities as of December 31, 2022. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The net carrying amount of the liability component of the 2028 Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal	$287,500	$287,500
Unamortized debt discount (1)	—	(87,403)
Unamortized debt issuance costs	(6,948)	(5,581)
Net carrying amount	$280,552	$194,516

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

December 31, 2021
Proceeds allocated to the conversion options (debt discount)	$96,162
Issuance costs	(3,131)
Net carrying amount	$93,031

The following table sets forth the amounts recorded in interest expense related to the 2028 Notes (in thousands):

	December 31, 2022	December 31, 2021
Contractual interest expense	$2,875	$2,332
Amortization of debt discount	—	8,759
Amortization of debt issuance costs	1,288	554
Total interest and amortization expense	$4,163	$11,645

Future minimum payments under the 2028 Notes as of December 31, 2022, are as follows (in thousands):

Fiscal Year	Amount
2023	2,875
2024	2,875
2025	2,875
2026	2,875
2027	2,875
2028	288,937
Total future payments	303,312
Less amounts representing interest	(15,812)
Total principal amount	$287,500

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
The cap price of the 2025 Capped Call is initially $27.88 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the 2028 Capped Call is initially $48.00 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the Capped Call transactions. The Company expects to receive from the Counterparties a number of shares of the Company’s common stock or, at the Company’s election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of the Company’s common stock relating to the 2025 Capped Calls and 2028 Capped Calls being exercised.
These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million and $33.7 million related to the premium payments for the 2025 Capped Calls and 2028 Capped Calls transactions.
Note 8. Common Stock
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31, 2022	December 31, 2021
Options issued and outstanding	1,754,776	4,131,501
Outstanding restricted stock units	11,369,021	8,182,649
Shares available for grant under the 2019 equity incentive plan	5,035,545	6,709,676
Shares available for issuance under 2019 ESPP	3,529,709	3,210,985
Total	21,689,051	22,234,811

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

Activity under the Company’s stock option plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	4,131,501	5.19	4.3	$30,382
Options granted	—	—
Options exercised	(1,929,265)	1.50
Options cancelled	(447,460)	9.29
Balances at December 31, 2022	1,754,776	8.21	4.0	1
Options vested and exercisable— December 31, 2022	1,709,130	8.01	3.9	1
There were no stock options granted in 2022 and in 2021. The aggregate intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $5.3 million, $20.5 million, and $32.2 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the year ended December 31, 2022, the Company recorded $0.1 million of stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
RSUs
A summary of RSU activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Restricted Stock Units Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2021	8,182,649	$16.42	$94,972
Granted	11,032,022	5.42
Vested	(3,719,829)	14.07
Forfeited	(4,125,821)	11.21
Unvested December 31, 2022	11,369,021	$8.39	$14,178
Included in the table above for the year ended December 31, 2022 are approximately 544,000 PSUs granted and 268,000 PSUs forfeited. The weighted average grant date fair value per share of the PSUs granted in the year ended December 31, 2022 was $7.70. The weighted average grant date fair value per share of the PSUs forfeited in the year ended December 31, 2022 was $7.28.
The total fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2022 was $14.5 million.
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
During the years ended December 31, 2022 and 2021, employees purchased 610,877 and 199,289 shares, respectively, at an average price of $2.29 and $11.74, respectively.
As of December 31, 2022, the Company had approximately $0.4 million of unrecognized stock-based compensation cost related to purchase rights under the employee stock purchase plan, which the Company expects to recognize over a weighted average period of 0.4 years.
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
The following assumptions were used to estimate the fair value of stock options granted in 2019, as there were no stock options granted in 2022, 2021 and 2020:

Year Ended December 31, 2019
Expected term (in years)	5.0 – 6.1
Expected volatility	44.2% – 47.8%
Average risk-free rate	1.9% – 2.6%
Dividend yield	—
As of December 31, 2022, total unrecognized stock-based compensation expense related to options was $0.4 million. These costs are expected to be recognized over a weighted average period of 0.4 years as of December 31, 2022.
As of December 31, 2022, the Company had approximately $82.9 million of unrecognized stock-based compensation expense related to RSUs and PSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.

Total stock-based compensation expense by function was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Marketing	$2,209	$2,557	$1,755
Operations and technology	19,822	21,395	10,241
Selling, general and administrative	24,107	24,850	12,326
Total	$46,138	$48,802	$24,322
    During the year ended December 31, 2022, the Company recognized compensation expense of $1.0 million within selling, general and administrative associated with the modification of certain outstanding equity awards pursuant to the terms of the transition and separation agreement the Company entered into with its founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer on June 6, 2022.
During the year ended December 31, 2022 and 2021, the Company capitalized $1.6 million and $1.4 million of stock-based compensation expense to proprietary software, respectively.
Note 10. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $29.0 million and $29.7 million for the years ended December 31, 2022 and 2021, respectively. The Company incurred $5.6 million and $5.3 million of variable lease costs for the years ended December 31, 2022 and 2021, respectively, which is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
2023	29,020
2024	28,800
2025	29,345
2026	28,463
2027	21,410
Thereafter	38,034
Total future minimum payments	$175,072
Less: Imputed interest	(29,178)
Present value of operating lease liabilities	$145,894
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Year Ended Year ended December 31,
	2022	2021	2020
Operating cash flows used for operating leases	$27,097	$25,386	$21,381
Operating lease assets obtained in exchange for operating lease liabilities	$2,245	$46,614	$23,853
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term	6.2 years	7.1 years
Weighted average discount rate	6.2%	6.2%

The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of December 31, 2022 and 2021.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
Our contractual commitments primarily consist of software and other services in the ordinary course of business that are noncancellable with varying expiration dates through 2027. As of December 31, 2022, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2023	$11,240
2024	8,663
2025	1,862
2026	1,649
2027	972
Total future minimum payments	$24,386
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continue to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery is currently scheduled to be completed by August 15, 2023, and all depositions of fact witnesses will be completed by no later than July 15, 2023. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal.  Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the state court action opted out of the settlement. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020. On December 22, 2022, the Company filed a motion to dismiss and a motion to strike class allegations.
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

Note 12. Income Taxes
The components of the Company’s income tax provision consisted of (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	172	56	101
Total current tax expense	172	56	101
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$172	$56	$101
The reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	$(41,209)	$(49,480)	$(36,559)
State taxes, net of federal effect	(11,257)	(13,704)	(10,315)
Stock-based compensation	419	(2,698)	(6,261)
Non-deductible items	524	3,661	402
Tax credits	(563)	—	—
Convertible Notes	—	16,782	—
Adoption of ASU 2020-06	(28,045)	—	—
Valuation allowance	80,254	42,327	52,834
Other	49	3,168	—
Provision for income taxes	$172	$56	$101

The Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$219,872	$178,558
Fixed assets and intangibles	3,904	2,915
Capitalized research and development (1)	7,899	—
Accruals and reserves	10,867	8,202
Stock options	2,474	5,007
Operating lease liabilities	39,143	43,345
Capped calls	15,082	15,095
Convertible debt	1,675	—
Tax credits	1,416	—
Gross deferred tax assets	302,332	253,122
Less: valuation allowance	(265,796)	(185,541)
Total deferred tax assets	36,536	67,581
Deferred tax liabilities:
Operating lease right-of-use assets	(34,330)	(39,021)
Convertible debt	—	(26,477)
Other	(2,206)	(2,083)
Gross deferred tax liabilities	(36,536)	(67,581)
Net deferred tax assets	$—	$—
(1) Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our gross deferred tax assets, which are fully offset by the valuation allowance.
In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against our U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2022 and December 31, 2021 was an increase of $80.3 million and an increase of $42.3 million, respectively.
As of December 31, 2022 and 2021, the Company has a net operating loss carryforward of $827.6 million and $674.9 million for federal tax purposes, respectively, and $770.0 million and $609.7 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2024 for state tax purposes. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $168.2 million of the federal net operating losses will begin to expire in 2032. However, $659.4 million of the federal net operating losses will not expire.
As of December 31, 2022 and 2021, the Company has a credit carryforward of $2.0 million and $0.9 million for federal tax purposes, respectively, and $1.0 million and $1.0 million for state tax purposes, respectively. If not utilized, these credits will expire beginning in 2041 for federal tax purposes and do not expire for state tax purposes.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of

December 31, 2022 and 2021, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three years after utilization.
As of December 31, 2022, the Company has unrecognized tax benefits of $1.5 million. The unrecognized tax benefits relate to federal and state research and development credits. The Company's policy is to include interest and penalties as a component to the statement of operations, however there were no associated interest and penalties. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of December 31, 2022. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.
Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator
Net loss attributable to common stockholders	$(196,445)	$(236,107)	$(175,832)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	95,921,246	91,409,624	87,587,409
Net loss per share attributable to common stockholders, basic and diluted	$(2.05)	$(2.58)	$(2.01)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2022	2021	2020
Options to purchase common stock	1,754,776	4,131,501	5,809,376
Restricted stock units	11,369,021	8,187,586	5,103,727
Estimated shares issuable under the Employee Stock Purchase Plan	695,782	147,871	109,729
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323	9,705,454
Total	32,565,902	31,213,281	20,728,286
The Convertible Senior Notes issued in June 2020 and in March 2021 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net loss per share is computed on an as-converted basis.
Note 14. Retirement Plan
The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $1,000 per participant per year. The Company’s contributions to the 401(k) plan were $1.6 million, $1.1 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 15. Subsequent Events
Chief Executive Officer
On January 24, 2023, the Company entered into an offer letter with John E. Koryl, and he was appointed as Chief Executive Officer and as a member of its Board of Directors, effective February 6, 2023. Pursuant to the offer letter, Mr. Koryl’s annual base salary was set at $700,000, with a sign on bonus of $300,000 and target annual bonus opportunity of 100% of base salary. The Company will recommend that the Board grant Mr. Koryl 1,250,000 time-based RSUs, which will vest 25% on the first anniversary of the vesting commencement date and in quarterly installments thereafter and 1,500,000 PSUs, which will be eligible to vest over a five-year performance period based on continuous employment with the Company during the applicable service period and the Company’s stock price achievement.
Restructuring
In February 2023, the Company announced a reduction of its workforce. The Company expects to incur employee severance and related charges of $1.7 million to $2.2 million, the majority of which will be recognized in the first quarter of 2023.
In addition, the Company is taking actions to optimize its retail and office space, and is currently in the process of evaluating an estimate for impairment of certain right-of-use assets and related leasehold improvements that have a total carrying value of $41.6 million as of December 31, 2022. As a result, the Company expects to incur exit costs relating to the workspace reductions. The Company may incur additional charges in the future as it further evaluates its real estate needs.