Form 10-Q
period 2023-03-31
TheRealReal, Inc.
filed 2023-05-09
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, the registrant had 100,174,285 shares of common stock, $0.00001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (SEC). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of public health emergencies such as the COVID-19 pandemic, inflation, macroeconomic uncertainty, disruptions in the financial industry and geopolitical instability;
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
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and,
ii

although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$247,145	$293,793
Accounts receivable, net	8,941	12,207
Inventory, net	30,843	42,967
Prepaid expenses and other current assets	24,202	23,291
Total current assets	311,131	372,258
Property and equipment, net	101,876	112,679
Operating lease right-of-use assets	95,587	127,955
Other assets	3,160	2,749
Total assets	$511,754	$615,641
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,867	$11,902
Accrued consignor payable	72,114	81,543
Operating lease liabilities, current portion	20,691	20,776
Other accrued and current liabilities	82,271	93,292
Total current liabilities	183,943	207,513
Operating lease liabilities, net of current portion	117,553	125,118
Convertible senior notes, net	450,481	449,848
Other noncurrent liabilities	3,297	3,254
Total liabilities	755,274	785,733
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 100,152,432 and 99,088,172 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	790,132	781,060
Accumulated deficit	(1,033,653)	(951,153)
Total stockholders’ equity (deficit)	(243,520)	(170,092)
Total liabilities and stockholders’ equity (deficit)	$511,754	$615,641
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Consignment revenue	$102,643	$83,989
Direct revenue	24,953	48,823
Shipping services revenue	14,308	13,888
Total revenue	141,904	146,700
Cost of revenue:
Cost of consignment revenue	15,529	13,733
Cost of direct revenue	25,030	40,034
Cost of shipping services revenue	11,362	14,316
Total cost of revenue	51,921	68,083
Gross profit	89,983	78,617
Operating expenses:
Marketing	17,518	17,961
Operations and technology	68,032	67,101
Selling, general and administrative	49,845	48,262
Restructuring charges	36,388	—
Total operating expenses	171,783	133,324
Loss from operations	(81,800)	(54,707)
Interest income	2,053	98
Interest expense	(2,667)	(2,664)
Other income (expense), net	—	(139)
Loss before provision for income taxes	(82,414)	(57,412)
Provision for income taxes	86	—
Net loss attributable to common stockholders	$(82,500)	$(57,412)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.61)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	99,608,071	93,476,106
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	99,088,172	$1	$781,060	$(951,153)	$(170,092)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,064,260	—	(208)	—	(208)
Stock-based compensation expense	—	—	9,280	—	9,280
Net loss	—	—	—	(82,500)	(82,500)
Balance as of March 31, 2023	100,152,432	$1	$790,132	$(1,033,653)	$(243,520)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	92,960,066	$1	$841,255	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	(112,052)	13,420	(98,632)
Issuance of common stock upon exercise of options	417,428	—	637	—	637
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	922,610	—	(2)	—	(2)
Stock-based compensation expense	—	—	12,964	—	12,964
Net loss	—	—	—	(57,412)	(57,412)
Balance as of March 31, 2022	94,300,104	$1	$742,802	$(812,120)	$(69,317)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(82,500)	$(57,412)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,821	6,364
Stock-based compensation expense	8,991	12,514
Reduction of operating lease right-of-use assets	5,172	4,797
Bad debt expense	651	193
Accrued interest on convertible notes	575	575
Accretion of debt discounts and issuance costs	633	641
Loss on disposal of property and equipment and impairment of capitalized proprietary software	36	175
Property, plant, equipment, and right-of-use asset impairments	32,891	—
Provision for inventory write-downs and shrinkage	3,446	1,809
Changes in operating assets and liabilities:
Accounts receivable, net	2,615	(602)
Inventory, net	8,678	(4,492)
Prepaid expenses and other current assets	(1,139)	(426)
Other assets	(461)	(779)
Operating lease liability	(6,158)	(3,655)
Accounts payable	(1,385)	2,030
Accrued consignor payable	(9,429)	(2,389)
Other accrued and current liabilities	(894)	(8,627)
Other noncurrent liabilities	24	(70)
Net cash used in operating activities	(30,433)	(49,354)
Cash flow from investing activities:
Capitalized proprietary software development costs	(4,214)	(3,304)
Purchases of property and equipment	(11,706)	(5,143)
Net cash used in investing activities	(15,920)	(8,447)
Cash flow from financing activities:
Proceeds from exercise of stock options	—	637
Taxes paid related to restricted stock vesting	(295)	—
Net cash (used in) provided by financing activities	(295)	637
Net decrease in cash and cash equivalents	(46,648)	(57,164)
Cash and cash equivalents
Beginning of period	293,793	418,171
End of period	$247,145	$361,007

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$1,458	$1,448
Cash paid for income taxes	4	3
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,906	718
Capitalized proprietary software development costs additions not yet paid in cash	1,279	1,838
Stock-based compensation capitalized to proprietary software development costs	290	450

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
The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three months ended March 31, 2023 and 2022, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company had a change in accounting policy from those disclosed in the unaudited condensed financial statements and related notes for the three months ended March 31, 2022 related to shipping services revenue, as described in Note 2 “Change in Accounting Principle” below. The Company has made a presentation change to reclassify provision for inventory write-downs and shrinkage from inventory, net within operating cash flows in the Condensed Statements of Cash Flows. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to revenue transactions, valuation of inventory, software development costs, stock-based compensation, incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2022 Form 10-K. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2022 Form 10-K for a complete summary of our significant accounting policies.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2023 and 2022.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives, which were immaterial as of March 31, 2023 and December 31, 2022. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of March 31, 2023 and December 31, 2022.
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
Stock-based Compensation
The Company incurs stock-based compensation expense from stock options, restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”) subject to performance or market conditions, and employee stock purchase plan (“ESPP”) purchase rights. Stock-based compensation expense related to employees and nonemployees is measured based on the grant-date fair value of the awards. The Company estimates the fair value of stock options granted and the purchase rights issued under the ESPP using the Black-Scholes option pricing model. The fair value of RSUs is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock. Compensation expense is recognized in the statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method for awards with only a service condition.
To determine the grant-date fair value of the Company's stock-based payment awards for PSUs subject to performance conditions, the quoted stock price on the date of grant is used. The stock-based compensation expense for PSUs with performance conditions is recognized based on the estimated number of shares that the Company expects will vest and is adjusted on a quarterly basis using the estimated achievement of financial performance targets. For PSUs subject to market conditions, the grant-date fair value is determined using the Monte Carlo simulation model which utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include the Company's expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends. For PSUs with market conditions, the stock-based compensation expense is recognized on a tranche by tranche basis over the requisite service period using the fair value derived from the Monte Carlo simulation model. For all awards, the Company accounts for forfeitures as they occur.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of investments in short-term money market funds.
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $3.4 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $18.8 million and $22.2 million as of March 31, 2023 and December 31, 2022, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.6 million and $6.1 million as of March 31, 2023 and December 31, 2022, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Impairment of Long-lived Assets
The carrying amounts of long-lived assets, including right-of-use assets, property and equipment, net and capitalized proprietary software, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of assets to future undiscounted net cash flows the assets are expected to generate over their remaining life.
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
Convertible Senior Notes, Net
Prior to the adoption of ASU 2020-06 on January 1, 2022, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, were separately accounted for as long-term debt and equity components (or conversion feature). The debt component represented the Company’s contractual obligation to pay principal and interest and the equity component represented the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the 3.00% Convertible Senior Notes due 2025 (the "2025 Notes") and the 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Notes"), and the entire principal of the Notes are accounted for as long-term debt.
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 7). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continue to be met.
Debt Issuance Costs
Debt issuance costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to the anticipated debt offering, are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the condensed balance sheets as a direct deduction from the associated debt. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method. Prior to the adoption of ASU 2020-06 on January 1, 2022, a portion of debt issuance costs incurred in connection with the convertible senior notes issued in June 2020 and March 2021 was allocated to the equity component and was recorded as a reduction to additional paid in capital and was not amortized to interest expense over the estimated life of the related debt. Following the adoption of ASU 2020-06, the debt issuance costs previously allocated to the equity component of both the Notes were reclassified to debt. As such, all of the debt issuance costs are recorded as a direct deduction from the related principal debt amounts on the balance sheet, and are all amortized to interest expense over the estimated remaining life of the related debt.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and accounts receivable. At times, such amount may exceed federally-insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company reduces credit risk by placing its cash and cash equivalents, and investments with major financial institutions with high credit ratings within the United States. The Company has not experienced any realized losses on cash and cash equivalents to date; however, no assurances can be provided.

As of March 31, 2023 and December 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2023 and 2022.
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

Certain financial statement line items included in the Statement of Operations for the three months ended March 31, 2022, respectively were adjusted as follows (in thousands):

	Three Months Ended March 31, 2022
	As Computed Under Previous Method	Effect of Change	As Reported Under Preferable Method
Revenue:
Consignment revenue	$97,877	$(13,888)	$83,989
Shipping services revenue	—	13,888	13,888
Cost of revenue:
Cost of consignment revenue	28,049	(14,316)	13,733
Cost of shipping services revenue	—	14,316	14,316
Recently Adopted Accounting Pronouncements
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements and footnote disclosures, from those disclosed in the 2022 Annual Report on Form 10-K.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$29,413	$—	$—	$29,413
Money market funds	217,732	—	—	217,732
Total cash and cash equivalents	$247,145	$—	$—	$247,145

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$275,742	$—	$—	$275,742
Money market funds	18,051	—	—	18,051
Total cash and cash equivalents	$293,793	$—	$—	$293,793

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents solely consisted of money market funds, which amounted to $217.7 million and $18.1 million, respectively. Money market funds are measured at net asset value per share and are excluded from the fair value hierarchy.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	March 31, 2023
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$169.6	$157.4
2028 Convertible senior notes	$280.9	$231.4
The principal amounts of the 2025 Notes and the 2028 Notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs.
As of March 31, 2023, the fair value of the 2025 Notes and the 2028 Notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Proprietary software	$41,464	$39,017
Furniture and equipment	47,607	47,692
Automobiles	2,515	2,119
Leasehold improvements	69,741	86,986
Property and equipment, gross	161,327	175,814
Less: accumulated depreciation and amortization	(59,451)	(63,135)
Property and equipment, net	$101,876	$112,679
Depreciation and amortization expense on property and equipment was $7.5 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023, the Company recorded $7.2 million of impairment of leasehold improvements and disposal of fixed assets related to the closures of several of its office and retail locations as part of the savings plan the Company implemented.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Returns reserve	$18,839	$22,233
Accrued compensation	16,606	15,111
Accrued legal	2,110	484
Accrued sales tax and other taxes	7,469	8,531
Site credit liability	14,366	11,813
Accrued marketing and outside services	8,053	8,729
Accrued shipping	3,350	5,715
Accrued property and equipment	1,446	11,417
Deferred revenue	3,528	3,549
Accrued interest	1,741	1,166
Other	4,763	4,544
Other accrued and current liabilities	$82,271	$93,292

Note 6. Debt
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility was set to expire in April 2023. In April 2023 the Company signed an amendment with the lender to extend the credit facility through June 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of March 31, 2023 (unaudited), the Company was in compliance with all covenants.
As of March 31, 2023, $0 had been drawn on the Revolving Credit Agreement.
Note 7. Convertible Senior Notes, Net
In June 2020, the Company issued an aggregate principal of $172.5 million of its 3.00% Convertible Senior Notes due 2025 (the "2025 Notes"), pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes include $22.5 million in aggregate principal amount of the 2025 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted.
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
In March 2021, the Company issued an aggregate principal of $287.5 million of its 1.00% Convertible Senior Notes due 2028 (the “2028 Notes,” and together with the 2025 Notes, the “Notes”), pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2028 Notes include $37.5 million in aggregate principal amount of the 2028 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted.
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
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2023, and the 2028 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 5, 2025, in each case if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
Prior to March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, the applicable Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
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

On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of March 31, 2023.
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
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2025 Notes or 2028 Notes, as applicable, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of such 2025 Notes or 2028 Notes, as applicable, then outstanding to become due and payable immediately.
Prior to the adoption of ASU 2020-06 on January 1, 2022 and in accounting for the issuance of the 2025 Notes and the 2028 Notes, the Company separately accounted for the liability and equity components of the 2025 Notes and the 2028 Notes by allocating the proceeds between the liability component and the embedded conversion options, or equity component, due to Company’s ability to settle the applicable series of Notes in cash, its common stock, or a combination of cash and common stock at Company’s option. The allocation was done by first estimating the fair value of the liability component and the residual value was assigned to the equity component. The value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company's non-convertible debt borrowing rate for similar debt. For the 2025 Notes, the interest rate of 5.67% was used to compute the initial fair value of the liability component of $152.7 million, with a corresponding amount recorded as a discount on the initial issuance of the 2025 Notes of approximately $19.8 million. For the 2028 Notes, the interest rate of 7.18% was used to compute the initial fair value of the liability component of $191.3 million, with a corresponding amount recorded as a discount on the initial issuance of the 2028 Notes of approximately $96.2 million. For the 2025 Notes and the 2028 Notes, the debt discount was recorded to equity and was amortized to the debt liability over the life of the Notes using the effective interest method. For the 2025 Notes and the 2028 Notes, the equity component was not remeasured as long as it continued to meet the conditions for equity classification.
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
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $169.6 million as of March 31, 2023, with principal of $172.5 million, net of unamortized issuance costs of $2.9 million. The 2025 Notes were classified as long term liabilities as of March 31, 2023. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $280.9 million as of March 31, 2023, with principal of $287.5 million, net of unamortized issuance costs of $6.6 million. The 2028 Notes were classified as long term liabilities as of March 31, 2023. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The following tables present the outstanding principal amount, unamortized debt issuance costs, and net carrying amount of the 2025 Notes and 2028 Notes as of the dates indicated (in thousands):

	March 31, 2023
	2025 Notes	2028 Notes
Principal	$172,500	$287,500
Unamortized debt issuance costs	(2,896)	(6,623)
Net carrying amount	$169,604	$280,877

	December 31, 2022
	2025 Notes	2028 Notes
Principal	$172,500	$287,500
Unamortized debt issuance costs	(3,204)	(6,948)
Net carrying amount	$169,296	$280,552
The following tables set forth the amounts recorded in interest expense related to the 2025 Notes and 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended March 31, 2023
	2025 Notes	2028 Notes
Contractual interest expense	$1,294	$719
Amortization of debt issuance costs	308	325
Total interest and amortization expense	$1,602	$1,044

	Three Months Ended March 31, 2022
	2025 Notes	2028 Notes
Contractual interest expense	$1,294	$719
Amortization of debt issuance costs	320	320
Total interest and amortization expense	$1,614	$1,039
Future minimum payments under the 2025 Notes and the 2028 Notes as of March 31, 2023, are as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
Remainder of 2023	$5,175	$1,438
2024	5,175	2,875
2025	175,088	2,875
2026	—	2,875
2027	—	2,875
2028	—	288,937
Total future payments	185,438	301,875
Less amounts representing interest	(12,938)	(14,375)
Total principal amount	$172,500	$287,500

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
These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million and $33.7 million related to the premium payments for the 2025 Capped Call and 2028 Capped Call transactions.
Note 8. Share-based Compensation Plans
2011 Equity Incentive Plan
In 2011, the Company adopted the Equity Incentive Plan (the "2011 Plan") authorizing the granting of incentive stock options ("ISOs") and non-statutory stock options ("NSOs") to eligible participants for up to 12,987,255 shares of common stock. Under the 2011 Plan, ISOs and non-statutory stock options are to be granted at an exercise price that is no less than 100% of the fair value of the stock at the date of grant. Options generally vest over 4 years and are exercisable for up to 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the

Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. The 2011 Plan has been replaced by the Company’s 2019 Plan as defined below with respect to future equity awards.
2019 Equity Incentive Plan
In connection with the Company’s initial public offering, the Company adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants. Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 8,000,000. These available shares increase annually by an amount equal to the lesser of 8,000,000 shares, 5% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,293,616 shares. On May 5, 2021, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,465,083 shares. On February 23, 2022, the Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,648,003 shares. On February 13, 2023, the Company's board of directors approved an increase of shares available for grant under the 2019 Plan by 4,954,409 shares.
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three months ended March 31, 2023, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
In March 2023, the Company granted PSUs under the 2019 Plan subject to the achievement of both market and service conditions to certain employees of the Company. The number of units vested will depend on the achievement of approved market conditions and continuous service with the Company. The PSUs are eligible to vest in three tranches over a five-year performance period. The PSUs are measured using the Monte Carlo simulation to obtain the fair value at the date of grant based on the probability that the market conditions will be met. The compensation expense associated with the PSUs is based on the fair value and is recognized over the requisite service period. The compensation expense will be recognized regardless of whether the market condition is ever satisfied, provided the requisite service period is satisfied.
As of March 31, 2023, total unrecognized compensation expense of approximately $0.1 million related to options and $76.1 million related to RSUs and PSUs, which are expected to be recognized over weighted-average periods of 0.3 years and 2.8 years, respectively.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to the Company’s new Chief Executive Officer and the Chief Technology and Product Officer. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 3,075,000 shares of the Company's common stock, which includes (a) 1,500,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 1,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of March 31, 2023, the unrecognized expense for the PSUs is $1.7 million and the unrecognized expense for RSUs is $2.5 million.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (the "ESPP"). The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares. These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors. On August 4, 2020, the Company’s board of directors approved an increase in the shares available for grant under the ESPP by 858,723 shares. On May 5, 2021, the Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares. On February 23, 2022, the Company’s board of directors approved an increase of shares available for grant under the ESPP by 929,601 shares. On February 13, 2023, the Company's board of directors approved an increase of shares available for grant under the ESPP by 990,882 shares.
There were no shares purchased by employees under the ESPP during the three months ended March 31, 2023 and 2022. As of March 31, 2023, total unrecognized compensation costs related to the ESPP was immaterial.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketing	$450	$593
Operations and technology	3,691	5,249
Selling, general and administrative	4,850	6,672
Total	$8,991	$12,514
During the three months ended March 31, 2023 and 2022, the Company capitalized $0.3 million and $0.5 million, respectively, of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $7.1 million and $7.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company also incurred $1.3 million and $1.5 million of variable lease costs for the three months ended March 31, 2023 and 2022, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the three months ended March 31, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $25.7 million related to the impairment of certain office and store right-of-use assets. The impairment charges are included in restructuring charges in the condensed statements of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$21,350
2024	28,073
2025	28,213
2026	27,772
2027	21,410
Thereafter	38,033
Total future minimum payments	$164,851
Less: Imputed interest	(26,607)
Present value of operating lease liabilities	$138,244
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash flows used for operating leases	$8,231	$6,101
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$(1,493)	$25
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2023
Weighted average remaining lease term	6.0 years
Weighted average discount rate	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of March 31, 2023 and December 31, 2022.
Note 10. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations (referred to as the "Real Estate Reduction Plan") and workforce reduction. During the three months ended March 31, 2023, the Company closed two flagship stores (San Francisco, California and Chicago, Illinois), two neighborhood stores (Atlanta, Georgia and Austin, Texas), and two luxury consignment offices (Miami, Florida and Washington, D.C.), including any co-located logistics hubs, and reduced its office spaces in San Francisco, California.
For the three months ended March 31, 2023, the Company recognized $36.4 million in restructuring charges which consisted of right-of-use asset impairment charge of $25.7 million, leasehold improvements impairment charge of $7.2 million, employee severance of $1.7 million and other related charges of $1.8 million. The restructuring related charges were recorded on a separate line item in the Company's condensed statement of operations.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2025. As of March 31, 2023, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal.  Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Securities Exchange Act of 1934 (the “Exchange Act”) claims and some of the claims alleged under the Securities Act of 1933 (the “Securities Act”). The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the state court action opted out of the settlement. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020. On December 22, 2022, the Company filed a motion to dismiss and a motion to strike class allegations. On May 2, 2023, the Court orally ruled on the motions, granting the motion to dismiss the Section 12 claim, denying the motion to dismiss the Section 11 and 15 claims, and denying the motion to strike the class allegations.
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
Note 12. Income Taxes
The Company's provision for income taxes were immaterial for the three months ended March 31, 2023 and 2022.
The Company does not update its deferred tax assets during interim periods. Although the Company does not update its deferred tax assets during interim periods, the Company adjusted deferred tax assets and corresponding valuation allowance for the impact of the true up of the US return filing in the second quarter of 2023 upon further evaluation of deductions related to stock compensation.
The Company maintained a full valuation allowance against its deferred tax assets which were $258.2 million as of March 31, 2023. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of March 31, 2023, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $2.4 million, and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of March 31, 2023. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.
Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(82,500)	$(57,412)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	99,608,071	93,476,106
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.61)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2023	2022
Options to purchase common stock	1,723,850	3,598,261
Restricted stock units	18,261,493	9,092,713
Estimated shares issuable under the Employee Stock Purchase Plan	260,261	99,936
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323
Total	38,991,927	31,537,233
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
We are the world’s largest online marketplace for authenticated resale luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply from consignors and creates a trusted, curated online marketplace for buyers globally. Since our inception in 2011, we have cultivated a loyal and engaged consignor and buyer base through our investments in our technology platform, logistics infrastructure and people. We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. We offer products across multiple categories including women’s and men’s fashion, fine jewelry and watches. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Our larger footprint flagship retail stores, or Flagship stores, and smaller footprint neighborhood retail stores, or Neighborhood Stores, provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 32.7 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2023 and 2022, our overall take rate on consigned goods was 37.4% and 35.7%, respectively. The increase in our take rate was due to the update of our commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 32.5 million members as of March 31, 2023. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through March 31, 2023, we have cumulatively paid more than $3.4 billion in commissions to our consignors. Our gross merchandise value ("GMV") increased by 4% to $444.4 million from $428.2 million in the three months ended March 31, 2023 and 2022, respectively. Additionally, NMV increased by 6% to $327.8 million from $310.5 million in the three months ended March 31, 2023 and 2022 due to GMV growth. Our total revenue decreased by 3% to $141.9 million from $146.7 million in the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023 and 2022, our gross profit was $90.0 million and $78.6 million, respectively, representing an increase of 14%. See “—Impact of Public Health Emergencies and Macroeconomic Conditions on our Business” below.
Impact of Public Health Emergencies and Macroeconomic Conditions on Our Business
The impact of public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic has affected, and may continue to affect, our business and results of operations. Throughout the COVID-19 pandemic, our top priority has been to protect the health and safety of our employees and our customers. Macroeconomic uncertainty and inflationary pressure have and may in the future drive lower demand for the end customer and increase costs of labor and shipping.
Recent Business Developments
On February 15, 2023, we announced a savings plan intended to reduce operating expenses by (a) terminating approximately 230 employees, representing approximately 7% of our workforce, and (b) reducing our real estate presence by (i) closing two flagship stores (San Francisco, California and Chicago, Illinois), two neighborhood stores (Atlanta, Georgia and Austin, Texas), and two luxury consignment offices (Miami, Florida and Washington, D.C.), including any co-located logistics hubs, and (ii) reducing our office spaces in San Francisco, California and New York, New York. We will continue to evaluate our real estate presence as we deem appropriate to create efficiencies and to address trends in the marketplace and macroeconomic factors.
We may not be able to fully realize the cost savings and benefits initially anticipated from the savings plan, and the expected costs may be greater than expected. See “Risk Factors-Risks Related to Our Business and Industry - The savings plan we announced in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”
Other Factors Affecting Our Performance
Other key business and marketplace factors, independent of the health and economic impact of public health emergencies such as the COVID-19 pandemic and macroeconomic conditions, impact our business. To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we focus on the factors described below. While each of these factors presents significant opportunity for our business, collectively, they also pose important challenges that we must successfully address in order to sustain our growth, improve our operating results and achieve and maintain our profitability.
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches. We leverage our proprietary transactional database and market insights based on more than 32.7 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended March 31, 2023 was 82% as compared to 85% for the three months ended March 31, 2022.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. During the three months ended September 30, 2022, we updated the way we measure buyers who have become consignors and vice versa to include the last 12 months of activity, where previously we had measured using only the last quarter. As of March 31, 2023, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 49% of our consignors had become buyers during the last twelve months had also been buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except AOV and percentages)
GMV	$444,366	$428,206
NMV	$327,805	$310,511
Consignment revenue	$102,643	$83,989
Direct revenue	$24,953	$48,823
Shipping services revenue	$14,308	$13,888
Number of orders	891	878
Take rate	37.4%	35.7%
Active buyers	1,014	828
AOV	$499	$487
% of GMV from repeat buyers	86.2%	85.0%
GMV
Gross merchandise value ("GMV") represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue.
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
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. We continue to assess the impact of our updated take rate structure and may implement further changes to increase the supply of mid-value items. Previously, our take rate was primarily based on a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors typically started at a 55% commission (which equals a 45% take rate for us) and could earn up to a 70% commission. In addition, there were commission exceptions from the tiered commission structure based on category and price point of the items.
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

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA Reconciliation:
Net loss	$(82,500)	$(57,412)
Depreciation and amortization	7,821	6,364
Interest income	(2,053)	(98)
Interest expense	2,667	2,664
Provision for income taxes	86	—
EBITDA	(73,979)	(48,482)
Stock-based compensation	8,991	12,514
CEO transition costs (1)	159	—
Payroll taxes expense on employee stock transactions	44	205
Legal settlement	1,100	304
Restructuring charges (2)	36,388	—
Other (income) expense, net	—	139
Adjusted EBITDA	$(27,297)	$(35,320)
(1) The CEO transition charges for the three months ended March 31, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(2) The restructuring charges for the three months ended March 31, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, and other charges, including legal and transportation expenses. See "Note 10 - Restructuring" in the notes to the unaudited financial statements for disclosure regarding the restructuring expenses incurred.
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
Restructuring
Restructuring expense is primarily comprised of right-of-use asset and fixed asset impairments, severance benefits, and other related charges. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. The assumptions used such as projected future cash flows, discount rates, and determination of appropriate market comparables, are subject to volatility and may differ from actual results.
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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenue:
Consignment revenue	$102,643	$83,989
Direct revenue	24,953	48,823
Shipping services revenue	14,308	13,888
Total revenue	141,904	146,700
Cost of revenue:
Cost of consignment revenue	15,529	13,733
Cost of direct revenue	25,030	40,034
Cost of shipping services revenue	11,362	14,316
Total cost of revenue	51,921	68,083
Gross profit	89,983	78,617
Operating expenses:
Marketing	17,518	17,961
Operations and technology	68,032	67,101
Selling, general and administrative	49,845	48,262
Restructuring charges	36,388	—
Total operating expenses	171,783	133,324
Loss from operations	(81,800)	(54,707)
Interest income	2,053	98
Interest expense	(2,667)	(2,664)
Other income (expense), net	—	(139)
Loss before provision for income taxes	(82,414)	(57,412)
Provision for income taxes	86	—
Net loss	$(82,500)	$(57,412)

	Three Months Ended March 31,
	2023	2022
Revenue:
Consignment revenue	72.3%	57.3%
Direct revenue	17.6	33.3
Shipping services revenue	10.1	9.4
Total revenue	100.0	100.0
Cost of revenue:
Cost of consignment revenue	10.9	9.4
Cost of direct revenue	17.7	27.3
Cost of shipping services revenue	8.0	9.7
Total cost of revenue	36.6	46.4
Gross profit	63.4	53.6
Operating expenses:
Marketing	12.4	12.2
Operations and technology	48.0	45.7
Selling, general and administrative	35.1	33.0
Restructuring charges	25.6	—
Total operating expenses	121.1	90.9
Loss from operations	(57.7)	(37.3)
Interest income	1.4	0.1
Interest expense	(1.9)	(1.8)
Other income (expense), net	—	(0.1)
Loss before provision for income taxes	(58.2)	(39.1)
Provision for income taxes	0.1	—
Net loss	(58.1)%	(39.1)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Consignment Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Consignment revenue	$102,643	$83,989	$18,654	22%
Consignment revenue increased by $18.7 million, or 22%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in revenue was driven primarily by an increase in consignment GMV and improvement in our take rate during the three months ended March 31, 2023, and by a reduction in returns year over year. GMV growth during the three months ended March 31, 2023 was driven by a 1% increase in orders and a 2% increase in AOV driven by a year-over-year increase in average selling prices, partially offset by decreased units per transaction. We believe the growth in GMV and AOV is driven by heightened interest in luxury resale due to increasing consumer desire for more affordable, accessible luxury goods in a sustainable circular economy.
Returns and cancellations as a percentage of GMV for the three months ended March 31, 2023 was 26.2%, compared to 27.5% for the three months ended March 31, 2022. This decrease was primarily due to a higher volume of sales of historically lower return rate products, such as fine jewelry, during the three months ended March 31, 2023. Our take rate increased to 37.4% from 35.7% during the three months ended March 31, 2023 compared to the same period last year due to the update of our commission structure which went into effect on November 1, 2022.
Direct Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Direct revenue	$24,953	$48,823	$(23,870)	(49)%
Direct revenue decreased by $23.9 million, or 49%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue. We anticipate direct revenue to decrease as a percentage of total revenue, as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future.
Shipping Services Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$14,308	$13,888	$420	3%
Shipping services revenue increased by $0.4 million, or 3%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in GMV in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Cost of Consignment Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$15,529	$13,733	$1,796	13%
Cost of consignment revenue increased by $1.8 million, or 13%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by the increase in consignment revenue offset by efficiencies in our cost leverage.
Consignment revenue gross margin increased by 1 percentage points in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to improvement in take rate.
Cost of Direct Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$25,030	$40,034	$(15,004)	(37)%
Cost of direct revenue decreased by $15.0 million, or 37%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 18 percentage points for the three months ended March 31, 2023, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The Company continued evaluating the expected selling prices and costs to sell owned inventories, resulting in an additional increase in provisions for inventory write-downs and shrinkage. The margin profile of our direct revenue is lower than consignment and service revenue.
Cost of Shipping Services Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$11,362	$14,316	$(2,954)	(21)%
Cost of shipping services revenue decreased by $3.0 million, or 21% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to realizing benefits of cost savings initiatives implemented in the second half of 2022.
The shipping services revenue gross margin increased by 23.7 percentage points for the three months ended March 31, 2023, primarily due to decreased costs related to cost saving initiatives.
Our total gross margin increased by 10% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the increase in consignment revenue and decrease in direct revenue as a percentage of total revenue. Gross margin may vary from period to period.
Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Marketing	$17,518	$17,961	$(443)	(2)%
Marketing expense decreased by $0.4 million, or 2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to decreased advertising costs as we gain more efficiency in our buyer acquisition costs.
As a percent of revenue, marketing expense remained flat in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Operations and technology	$68,032	$67,101	$931	1%
Operations and technology expense increased by $0.9 million, or 1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase in inbound shipments and transfers activity. The increase was also attributed to higher amortization associated with capitalized proprietary software fees.
As a percent of revenue, operations and technology expense increased to 47.9% from 45.7% in the three months ended March 31, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$49,845	$48,262	$1,583	3%
Selling, general and administrative expense increased by $1.6 million, or 3%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was driven by higher employee compensation expenses, in addition to an increase in software fees.

As a percent of revenue, selling, general and administrative expense increased to 35.1% from 33.0% in the three months ended March 31, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring Charges

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Restructuring charges	$36,388	$—	$36,388	100%
Restructuring charges increased by $36.4 million, or 100% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily due to charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction. The restructuring charges consisted of right-of-use asset impairment charge of $25.7 million, leasehold improvement asset impairment charge of $7.2 million, employee severance of $1.7 million and other related charges of $1.8 million. The Company expects that the implementation of the restructuring and reduction in real estate will be substantially complete by the end of fiscal year 2023.
Interest Income

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest income	$2,053	$98	$1,955	1,995%
Interest income increased by $2.0 million, or over 100% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The increase was primarily driven by higher average interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest expense	$(2,667)	$(2,664)	$(3)	0%
Interest expense remained flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $247.1 million and an accumulated deficit of $1,033.7 million. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of March 31, 2023 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our primary capital requirements include contractual obligations related to our operating leases, certain non-cancellable contracts and compensation and benefits payments to support our strategic plans. Our future capital requirements will depend on many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Quarterly Report, and our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of our authentication centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. The credit facility was set to expire in April 2023. In April 2023 the Company signed an amendment with the lender to extend the credit facility, which will expire in June 2023. The Revolving Credit Agreement contains affirmative, negative and financial covenants, including covenants that require maintaining minimum cash and investment balances over specified periods of time and covenants that restrict, among other things, the Company’s ability to change its name, business, management, ownership or business locations, enter into mergers or acquisitions or incur additional indebtedness. As of March 31, 2023, the Company was in compliance with all covenants of the Revolving Credit Agreement, and $0 had been drawn on the credit facility. For more information on the Revolving Credit Agreement, see “Note 6 – Debt” in the notes to the unaudited financial statements included in this report.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(30,433)	$(49,354)
Investing activities	(15,920)	(8,447)
Financing activities	(295)	637
Net decrease in cash and cash equivalents	$(46,648)	$(57,164)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $30.4 million, which consisted of a net loss of $82.5 million, adjusted by non-cash charges of $60.2 million and cash outflows due to a net change of $8.1 million in our operating assets and liabilities. The net change in our non-cash charges was primarily due to property, plant, equipment, and right-of-use asset impairments taken in connection with our reduction in real estate and savings plan during the three months ended March 31, 2023. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $9.4 million in accrued consignor payable, a $6.2 million decrease in operating lease liabilities, and a $1.4 million decrease in accounts payable partially offset by cash inflows due to a decrease of $8.7 million in inventory and a $2.6 million decrease in accounts receivables.
During the three months ended March 31, 2022, net cash used in operating activities was $49.4 million, which consisted of a net loss of $57.4 million, adjusted by non-cash charges of $27.1 million and cash outflows due to a net change of $19.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to an $8.6 million decrease in other accrued and current liabilities, primarily due to the $11.0 million legal settlement payment made during the three months ended March 31, 2022 in connection with the class-action lawsuit, a decrease of $3.7 million in operating lease liabilities, an increase of $4.5 million in inventory driven by an increase in direct purchases of inventory from vendors, and a $2.4 million decrease in accrued consignor payable, partially offset by a $2.0 million increase in accounts payable.
Net Cash Used in Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $15.9 million, which consisted of $11.7 million for purchases of property and equipment, net, including leasehold improvements and $4.2 million for capitalized proprietary software development costs.
During the three months ended March 31, 2022, net cash used in investing activities was $8.4 million, which primarily consisted of $5.1 million for purchases of property and equipment, net, including leasehold improvements, and $3.3 million for capitalized proprietary software development costs.

Net Cash Used in Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities was $0.3 million, which consisted of taxes paid related to restricted stock vesting.
During the three months ended March 31, 2022, net cash provided by financing activities was $0.6 million, which consisted of proceeds of $0.6 million from the exercise of stock options.
Convertible Senior Notes
As of March 31, 2023, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2022 Annual Report on Form 10-K.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are from time to time subject to, and are presently involved in, litigation and other legal proceedings and from time to time, we receive inquiries from government agencies. See “Note 11—Commitments and Contingencies”.
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
On September 10, 2019, a purported shareholder class action complaint was filed against the Company, its officers and directors and the underwriters of its IPO in the Superior Court of the State of California in the County of San Mateo. Three additional purported class actions, also alleging claims arising from the IPO were subsequently filed in Marin County and San Francisco County Superior Courts. The San Mateo case was voluntarily dismissed, refiled in Marin County Superior Court and consolidated with the cases there. On January 10, 2020, the Marin County plaintiffs filed a consolidated amended complaint. The plaintiffs in the San Francisco Superior Court case have filed a request for dismissal. Separately an additional purported class action was filed in the United States District Court for the Northern District of California on November 25, 2019. On February 12, 2020, a lead plaintiff was appointed in the federal action and an Amended Consolidated Complaint was filed on March 31, 2020. Defendants filed a demurrer and motion to strike in the state court action on March 13, 2020 and filed a motion to stay the proceedings in favor of the federal action on May 1, 2020. On August 4, 2020, the court granted defendants’ motion to stay the state court action and deferred ruling on the demurrer and motion to strike pending the outcome of the federal court action. A motion to dismiss the federal court action was filed on May 15, 2020. On March 31, 2021, the court entered an order on the motion to dismiss, dismissing the Exchange Act claims and some of the claims alleged under the Securities Act. The court provided plaintiffs with an opportunity to amend the complaint and, on April 30, 2021, plaintiffs filed a Second Amended Complaint in federal court. The state court complaint, and the Second Amended Complaint in federal court each allege claims under the Securities Act of 1933 on behalf of a purported class of shareholders who acquired the Company’s stock pursuant to or traceable to the registration statement for the Company’s IPO. The federal complaint also alleges claims under the Exchange Act on behalf of a purported class of shareholders who purchased the Company’s stock from June 27, 2019 through November 20, 2019. The complaints seek, among other things, damages and interest, rescission, and attorneys’ fees and costs. On July 27, 2021, the Company reached an agreement in principle to settle this shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the state court action opted out of the settlement. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020. On December 22, 2022, the Company filed a motion to dismiss and a motion to strike class allegations. On May 2, 2023, the Court orally ruled on the motions, granting the motion to dismiss the Section 12 claim, denying the motion to dismiss the Section 11 and 15 claims, and denying the motion to strike the class allegations.

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
Item 1A. Risk Factors.
Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K.

Risks Relating to Our Business and Industry
•We have a history of losses and we may not be able to achieve or maintain profitability in the future.
•The savings plan we announced in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
Risks Relating to Our Strategy
•We may be unable to execute on our retail strategy.
•Expansion of our operations internationally will require significant management attention and resources.
Risks Relating to Supply
•We may not be able to obtain sufficient new and recurring supply of pre-owned luxury goods.
•We may be unable to attract and retain talented sales professionals.
•Our growth and supply of product offerings are enhanced by our ability to maintain our brand partnerships.
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
The Company has reviewed and updated its risk factors as previously disclosed in its 2022 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2022 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.
Risks Relating to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net losses of $236.1 million, $196.4 million, and $82.5 million in 2021, 2022, and the three months ended March 31, 2023 respectively, and as of March 31, 2023 we had an accumulated deficit of $1,033.7 million. Our key initiatives currently include updating our consignor commission structure, improving efficiency and cutting costs, optimizing product pricing, and capitalizing on potential new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
The savings plan we announced in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
    In February 2023, we announced a reduction in workforce of approximately 7% and a reduction in our real estate presence to reduce our operating expenses. See “Note 10 – Restructuring” for a description of these recent changes and the related expenses we have in.
We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from these efforts, our operating results and financial condition, and cash flows would be adversely affected. In addition to the February 2023 workforce reduction, from time to time we have made workforce reductions, as part of cost cutting initiatives or otherwise. We cannot guarantee that we will not have to undertake additional workforce or real estate reductions in the future.
Furthermore, these changes may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, the loss of institutional knowledge or expertise, increased difficulties in our day-to-day operations, greater-than-anticipated costs incurred in connection with implementing the workforce reductions and real estate reduction plan and reduced employee morale. These changes could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. Our business, financial condition and results of operations could be materially and adversely affected by any failure to attract or retain qualified personnel. In addition, while certain positions have been eliminated in connection workforce reduction, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our workforce reduction, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. In addition, our real estate reduction plan could harm our brand reputation, result in unanticipated charges or disputes, constrain our ability generate new supply, and reduce demand in buyers. If we decide to open retail locations in the future, we may not be able to secure leases on comparable terms in comparable locations. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
We may not be able to sustain our revenue growth rate or effectively manage growth or new opportunities.
While we experienced negative revenue growth in 2020, our revenue grew in 2019, 2021, and 2022. Such recent annual revenue growth should not be considered indicative of our future performance. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Recently, we have seen the abrupt failure of more than one regional bank. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders' investment.
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
We have established brand partnerships with brands such as Stella McCartney, Jimmy Choo, Nanushka, and 11Honore, and seek to add additional brand partnerships in the future. We believe that these partnerships are important to increasing our supply and growing our business. We make direct purchases of products from our brand partners, which helps us to drive supply and expand our product offerings. To establish and maintain these partnerships, brands must trust, among other things, our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we are unable to provide value to our existing partners or add new partners, the growth of our business may be harmed.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of the COVID-19 pandemic and recent macroeconomic uncertainty, rising interest rates, inflationary pressures, credit constraints and geopolitical instability due in part to the conflict between Russia and Ukraine. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide new disclosures to California consumers and afford such consumers qualified new privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to opt-out preference signals. The new California Privacy Protection Agency completed its first round of rule making but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities, for its second round of rule making, which began in March 2023. It remains unclear how these new amendments will be interpreted or when the second round of rule making activity will conclude. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. Recent litigation in the EU has driven significant changes in enforcement and interpretation, particularly with respect to Safe Harbor and the evolution of the Standard Contractual Clauses. We cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations. These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities, or litigation, and the expenditure of legal and other costs and of substantial time and resources, and fines, penalties or other liabilities.
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
•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, inflation, disruptions in the financial industry and geopolitical instability;
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
In June 2020, we issued $172.5 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025, and in March 2021, we issued $287.5 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028, each issuance in an offering exempt from registration. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On February 16, 2023 we filed a Current Report on Form 8-K to report a savings plan intended to reduce operating expenses. The Company is reporting the following information in lieu of filing an amendment to the Current Report on Form 8-K filed on February 16, 2023.
Item 2.05 Costs Associated with Exit or Disposal Activities.

On February 16, 2023, The RealReal, Inc. (the “Company”) filed a Current Report on Form 8-K (the “Original 8-K”) to announce a savings plan intended to reduce operating expenses by reducing its headcount and rationalizing its real estate footprint. The Company is providing this disclosure to update the disclosure in the Original 8-K concerning costs associated with the Company’s plans to reduce its real estate presence (the “Real Estate Reduction Plan”). The Company expects to incur charges of approximately $33.6 million to $40 million, primarily consisting of right-of-use asset impairment charges and leasehold impairment charges. The majority of these charges ($33.6 million) were incurred in the first quarter of fiscal year

2023, and the Company expects that the implementation of the Real Estate Reduction Plan will be substantially complete by the end of fiscal year 2023. No changes to the other information provided in the Original 8-K have been made.

Item 2.06 Material Impairments.

To the extent required, the information contained above under the heading “Item 2.05. Costs Associated with Exit or Disposal Activities” is incorporated by reference herein.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits anticipated from the savings plan and associated Real Estate Reduction Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Business and Industry—The savings plan we announced in February 2023 may not result in the anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”

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

The RealReal, Inc.

Date: May 9, 2023	By:	/s/ John Koryl
John Koryl
Chief Executive Officer

Date: May 9, 2023	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer