Form 10-Q
period 2023-06-30
TheRealReal, Inc.
filed 2023-08-08
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, the registrant had 102,141,960 shares of common stock, $0.00001 par value per share, outstanding.

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
•our ability to efficiently drive growth in consignors and buyers through our marketing and advertising activity;
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
•our ability to successfully implement our growth strategies and their capacity to help us achieve profitability or generate sustainable revenue and profit;
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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$188,890	$293,793
Accounts receivable, net	5,994	12,207
Inventory, net	25,904	42,967
Prepaid expenses and other current assets	18,866	23,291
Total current assets	239,654	372,258
Property and equipment, net	105,775	112,679
Operating lease right-of-use assets	91,018	127,955
Restricted cash	16,805	—
Other assets	5,468	2,749
Total assets	$458,720	$615,641
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$13,153	$11,902
Accrued consignor payable	61,837	81,543
Operating lease liabilities, current portion	20,819	20,776
Other accrued and current liabilities	72,146	93,292
Total current liabilities	167,955	207,513
Operating lease liabilities, net of current portion	112,151	125,118
Convertible senior notes, net	451,127	449,848
Other noncurrent liabilities	3,071	3,254
Total liabilities	734,304	785,733
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 102,136,022 and 99,088,172 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	799,398	781,060
Accumulated deficit	(1,074,983)	(951,153)
Total stockholders’ deficit	(275,584)	(170,092)
Total liabilities and stockholders’ deficit	$458,720	$615,641
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Consignment revenue	$96,577	$96,917	$199,220	$180,906
Direct revenue	20,887	42,646	45,840	91,469
Shipping services revenue	13,391	14,872	27,699	28,760
Total revenue	130,855	154,435	272,759	301,135
Cost of revenue:
Cost of consignment revenue	14,575	14,254	30,104	27,987
Cost of direct revenue	20,446	36,660	45,476	76,694
Cost of shipping services revenue	9,660	15,834	21,022	30,150
Total cost of revenue	44,681	66,748	96,602	134,831
Gross profit	86,174	87,687	176,157	166,304
Operating expenses:
Marketing	15,351	16,983	32,869	34,944
Operations and technology	65,575	69,276	133,607	136,377
Selling, general and administrative	44,326	52,136	94,171	100,398
Restructuring charges	1,864	275	38,252	275
Total operating expenses	127,116	138,670	298,899	271,994
Loss from operations	(40,942)	(50,983)	(122,742)	(105,690)
Interest income	2,404	260	4,457	358
Interest expense	(2,678)	(2,675)	(5,345)	(5,339)
Other income (expense), net	—	266	—	127
Loss before provision for income taxes	(41,216)	(53,132)	(123,630)	(110,544)
Provision for income taxes	114	33	200	33
Net loss attributable to common stockholders	$(41,330)	$(53,165)	$(123,830)	$(110,577)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.56)	$(1.23)	$(1.17)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	100,973,105	94,901,943	100,294,359	94,192,963
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	99,088,172	$1	$781,060	$(951,153)	$(170,092)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,064,260	—	(208)	—	(208)
Stock-based compensation expense	—	—	9,280	—	9,280
Net loss	—	—	—	(82,500)	(82,500)
Balance as of March 31, 2023	100,152,432	$1	$790,132	$(1,033,653)	$(243,520)
Issuance of common stock upon exercise of options	2,000	—	3	—	3
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,512,391	—	(103)	—	(103)
Issuance of common stock for exercises under ESPP	469,199	—	446	—	446
Stock-based compensation expense	—	—	8,920	—	8,920
Net loss	—	—	—	(41,330)	(41,330)
Balance as of June 30, 2023	102,136,022	$1	$799,398	$(1,074,983)	$(275,584)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(123,830)	$(110,577)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	15,786	13,060
Stock-based compensation expense	17,757	26,179
Reduction of operating lease right-of-use assets	9,168	9,669
Bad debt expense	1,029	680
Accretion of debt discounts and issuance costs	1,279	1,293
Loss on disposal/sale of property and equipment and impairment of capitalized proprietary software	56	229
Property, plant, equipment, and right-of-use asset impairments	33,505	—
Provision for inventory write-downs and shrinkage	6,531	950
Changes in operating assets and liabilities:
Accounts receivable, net	5,184	723
Inventory, net	10,532	(3,965)
Prepaid expenses and other current assets	4,121	238
Other assets	(2,820)	(351)
Operating lease liability	(11,437)	(8,395)
Accounts payable	1,763	3,567
Accrued consignor payable	(19,706)	(6,599)
Other accrued and current liabilities	(9,639)	(14,421)
Other noncurrent liabilities	(137)	(184)
Net cash used in operating activities	(60,858)	(87,904)
Cash flow from investing activities:
Capitalized proprietary software development costs	(7,514)	(6,620)
Purchases of property and equipment	(19,764)	(9,599)
Net cash used in investing activities	(27,278)	(16,219)
Cash flow from financing activities:
Proceeds from exercise of stock options	3	965
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	446	900
Taxes paid related to restricted stock vesting	(411)	(23)
Net cash provided by financing activities	38	1,842
Net decrease in cash, cash equivalents and restricted cash	(88,098)	(102,281)
Cash, cash equivalents and restricted cash
Beginning of period	293,793	418,171
End of period	$205,695	$315,890

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$4,066	$4,045
Cash paid for income taxes	222	256
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,932	1,347
Capitalized proprietary software development costs additions not yet paid in cash	698	2,213
Stock-based compensation capitalized to proprietary software development costs	443	949

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
The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented. For the three and six months ended June 30, 2023 and 2022, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company has made a presentation change to reclassify provision for inventory write-downs and shrinkage from inventory, net within operating cash flows in the Condensed Statements of Cash Flows. Additionally, the Company has made a presentation change to the the Company's condensed statements of operations to reclassify its legal settlement expenses to selling, general and administrative expense and to reclassify its restructuring expenses from marketing, operations and technology, and sales, general and administrative operating expenses. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and six months ended June 30, 2023 and 2022.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of June 30, 2023 and December 31, 2022.
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
To determine the grant-date fair value of the Company's stock-based payment awards for PSUs subject to performance conditions, the quoted stock price on the date of grant is used. The stock-based compensation expense for PSUs with performance conditions is recognized based on the estimated number of shares that the Company expects will vest and is adjusted on a quarterly basis using the estimated achievement of financial performance targets. For PSUs subject to market conditions, the grant-date fair value is determined using the Monte Carlo simulation model which utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include the Company's expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends. For PSUs with market conditions, the stock-based compensation expense is recognized on a tranche by tranche basis over the requisite service period using the fair value derived from the Monte Carlo simulation model. The compensation expense will be recognized regardless of whether the market condition is ever satisfied, provided the requisite service period is satisfied. For all awards, the Company accounts for forfeitures as they occur.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of investments in short-term money market funds.
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $16.8 million and $0 in restricted cash as of June 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the six months ended June 30, 2023 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$188,890	$293,793	$315,890
Restricted cash	16,805	—	—
Total cash, cash equivalents and restricted cash	$205,695	$293,793	$315,890
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $6.5 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $18.6 million and $22.2 million as of June 30, 2023 and December 31, 2022, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $5.6 million and $6.1 million as of June 30, 2023 and December 31, 2022, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Convertible Senior Notes, Net
Prior to the adoption of ASU 2020-06 on January 1, 2022, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, were separately accounted for as long-term debt and equity components (or conversion feature). The debt component represented the Company’s contractual obligation to pay principal and interest and the equity component represented the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the 3.00% Convertible Senior Notes due 2025 (the"2025 Notes") and the 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Notes"), and the entire principal of the Notes are accounted for as long-term debt.
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 7). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continues to be met.
Debt Issuance Costs
Debt issuance costs, which consist of direct incremental legal, consulting, banking and accounting fees related to the anticipated debt offering, are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the condensed balance sheets as a direct deduction from the associated debt. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method. Prior to the adoption of ASU 2020-06 on January 1, 2022, a portion of debt issuance costs incurred in connection with the convertible senior notes issued in June 2020 and March 2021 was allocated to the equity component and was recorded as a reduction to additional paid in capital and was not amortized to interest expense over the estimated life of the related debt. Following the adoption of ASU 2020-06, the debt issuance costs previously allocated to the equity component of both the Notes were reclassified to debt. As such, all of the debt issuance costs are recorded as a direct deduction from the related principal debt amounts on the balance sheet, and are all amortized to interest expense over the estimated remaining life of the related debt.
Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. At times, such amount may exceed federally-insured limits. The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company reduces credit risk by placing its cash, cash equivalents, restricted cash and investments with major financial institutions with high credit ratings within the United States. The Company has not experienced any realized losses on cash, cash equivalents and restricted cash to date; however, no assurances can be provided.
As of June 30, 2023 and December 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the six months ended June 30, 2023 and 2022.
Recently Adopted Accounting Pronouncements
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements and footnote disclosures, from those disclosed in the 2022 Annual Report on Form 10-K.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$35,151	$—	$—	$35,151
Money market funds	153,739	—	—	153,739
Total cash and cash equivalents	$188,890	$—	$—	$188,890

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$275,742	$—	$—	$275,742
Money market funds	18,051	—	—	18,051
Total cash and cash equivalents	$293,793	$—	$—	$293,793
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents solely consisted of money market funds, which amounted to $153.7 million and $18.1 million, respectively. Money market funds are measured at net asset value per share and are excluded from the fair value hierarchy.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	June 30, 2023
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$169.9	$160.8
2028 Convertible senior notes	$281.2	$238.3
The principal amounts of the 2025 Notes and the 2028 Notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of June 30, 2023, the fair value of the 2025 Notes and the 2028 Notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Proprietary software	$42,156	$39,017
Furniture and equipment	48,443	47,692
Automobiles	2,114	2,119
Leasehold improvements	77,814	86,986
Property and equipment, gross	170,527	175,814
Less: accumulated depreciation and amortization	(64,752)	(63,135)
Property and equipment, net	$105,775	$112,679
Depreciation and amortization expense on property and equipment was $7.8 million and $6.7 million for the three months ended June 30, 2023 and 2022, respectively, and $15.3 million and $13.1 million for the six months ended June 30, 2023 and 2022, respectively.
During the six months ended June 30, 2023, the Company recorded $7.2 million of impairment of leasehold improvements and disposal of fixed assets related to the closures of several of its office and retail locations as part of the savings plan the Company implemented.

Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Returns reserve	$18,592	$22,233
Accrued compensation	14,310	15,111
Accrued legal	1,377	484
Accrued sales tax and other taxes	6,218	8,531
Site credit liability	16,325	11,813
Accrued marketing and outside services	4,234	8,729
Accrued property and equipment	867	11,417
Accrued shipping	2,389	5,715
Deferred revenue	1,872	3,549
Accrued interest	1,166	1,166
Other	4,796	4,544
Other accrued and current liabilities	$72,146	$93,292

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility was set to expire in April 2023. In April 2023 the Company signed an amendment with the lender to extend the credit facility through June 2023. As of June 30, 2023, $0 had been drawn on the Revolving Credit Agreement, and the credit facility has expired and was not renewed.
Note 7. Convertible Senior Notes, Net
In June 2020, the Company issued an aggregate principal of $172.5 million of its 2025 Notes, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Notes include $22.5 million in aggregate principal amount of the 2025 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted.
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
In March 2021, the Company issued an aggregate principal of $287.5 million of its 2028 Notes, pursuant to an indenture between the Company and U.S. Bank National Association, as trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2028 Notes include $37.5 million in aggregate principal amount of the 2028 Notes sold to the initial purchasers resulting from the exercise in full of their option to purchase additional Notes. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted.
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
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2023, and the 2028 Notes will be redeemable, in whole or in part, at the Company's option at any time, and from time to time, on or after March 5, 2025, in each case if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a make-whole fundamental change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
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
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of June 30, 2023.
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
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2025 Notes or 2028 Notes, as applicable, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes or 2028 Notes, as applicable, as applicable, the outstanding to become due and payable immediately.
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
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $169.9 million as of June 30, 2022, with principal of $172.5 million, net of unamortized issuance costs of $2.6 million. The 2025 Notes were classified as long term liabilities as of June 30, 2022. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $281.2 million as of June 30, 2022, with principal of $287.5 million, net of unamortized issuance costs of $6.3 million. The 2028 Notes were classified as long term liabilities as of June 30, 2022. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The following tables present the outstanding principal amount, unamortized debt issuance costs, and net carrying amount of the 2025 Notes and the 2028 Notes as of the dates indicated (in thousands):

	June 30, 2023
	2025 Notes	2028 Notes
Principal	$172,500	$287,500
Unamortized debt issuance costs	(2,576)	(6,297)
Net carrying amount	$169,924	$281,203

	December 31, 2022
	2025 Notes	2028 Notes
Principal	$172,500	$287,500
Unamortized debt issuance costs	(3,204)	(6,948)
Net carrying amount	$169,296	$280,552
The following tables sets forth the amounts recorded in interest expense related to the 2025 Notes and 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	2025 Notes	2028 Notes	2025 Notes	2028 Notes
Contractual interest expense	$1,294	$719	$2,588	$1,438
Amortization of debt issuance costs	320	326	628	651
Total interest and amortization expense	$1,614	$1,045	$3,216	$2,089

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	2025 Notes	2028 Notes	2025 Notes	2028 Notes
Contractual interest expense	$1,294	$719	$2,588	$1,438
Amortization of debt issuance costs	332	321	652	641
Total interest and amortization expense	$1,626	$1,040	$3,240	$2,079
Future minimum payments under the 2025 Notes and the 2028 Notes as of June 30, 2023, are as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
Remainder of 2023	$2,587	$1,438
2024	5,175	2,875
2025	175,088	2,875
2026	—	2,875
2027	—	2,875
2028	—	288,937
Total future payments	182,850	301,875
Less amounts representing interest	(10,350)	(14,375)
Total principal amount	$172,500	$287,500

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
Note 8. Share-based Compensation Plans
2011 Equity Incentive Plan
In 2011, the Company adopted the Equity Incentive Plan (the "2011 Plan") authorizing the granting of incentive stock options ("ISOs") and non-statutory stock options ("NSOs") to eligible participants for up to 12,987,255 shares of common stock. Under the 2011 Plan, ISOs and NSOs are to be granted at an exercise price that is no less than 100% of the fair value of the stock at the date of grant. Options generally vest over 4 years and are exercisable for up to 10 years after the date of grant. ISOs granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. The 2011 Plan has been replaced by the Company’s 2019 Plan as defined below with respect to future equity awards.
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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.
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
As of June 30, 2023, there was an immaterial amount of total unrecognized compensation expense related to options and $59.1 million of total unrecognized compensation expense related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 0.1 years and 2.6 years, respectively.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to the Company’s new Chief Executive Officer and the Chief Technology and Product Officer. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 3,075,000 shares of the Company's common stock, which includes (a) 1,500,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 1,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of June 30, 2023, the unrecognized expense for the PSUs is $1.6 million and the unrecognized expense for RSUs is $2.4 million.
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
There were 469,199 shares purchased by employees under the ESPP during the three and six months ended June 30, 2023. There were 282,226 shares purchased by employees under the ESPP during the three and six months ended June 30, 2022.
As of June 30, 2023, total unrecognized compensation costs related to the 2019 ESPP was $0.2 million which will be amortized over the remaining weighted-average vesting period of approximately 0.38 years.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketing	$349	$614	$799	$1,207
Operations and technology	3,301	5,616	6,992	10,865
Selling, general and administrative	5,116	7,435	9,966	14,107
Total	$8,766	$13,665	$17,757	$26,179
During the three months ended June 30, 2023 and 2022, the Company capitalized $0.2 million and $0.4 million of stock-based compensation expense to proprietary software, respectively. During the six months ended June 30, 2023 and 2022, the Company capitalized $0.4 million and $0.9 million of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.

The Company recorded operating lease costs of $5.6 million and $7.3 million for the three months ended June 30, 2023 and 2022, respectively, and $12.8 million and $14.5 million for the six months ended June 30, 2023 and 2022, respectively. The Company also incurred $1.3 million of variable lease costs for both the three months ended June 30, 2023 and 2022, and $2.6 million and $2.8 million of variable lease costs for the six months ended June 30, 2023 and 2022, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the six months ended June 30, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $0.6 million and $26.3 million related to the impairment of certain office and store right-of-use assets, for the three and six months ended June 30, 2023, respectively. The impairment charges are included in restructuring charges in the condensed statements of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$14,040
2024	28,073
2025	28,213
2026	27,772
2027	21,409
Thereafter	38,007
Total future minimum payments	$157,514
Less: Imputed interest	(24,544)
Present value of operating lease liabilities	$132,970
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating cash flows used for operating leases	$15,623	$13,193
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$(1,487)	$8
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2023
Weighted average remaining lease term	5.8 years
Weighted average discount rate	6.1%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of June 30, 2023 and December 31, 2022.
Note 10. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations (referred to as the "Real Estate Reduction Plan") and workforce reduction. During the six months ended June 30, 2023, the Company closed two flagship stores (San Francisco, California and Chicago, Illinois), two neighborhood stores (Atlanta, Georgia and Austin, Texas), and two luxury consignment offices (Miami, Florida and Washington, D.C.), including any co-located logistics hubs, and reduced its office spaces in San Francisco, California.
For the six months ended June 30, 2023, the Company recognized $38.3 million in restructuring charges which consisted of right-of-use asset impairment charge of $26.3 million, leasehold improvements impairment charge of $7.2 million, employee severance of $3.0 million and other related charges of $1.8 million. The restructuring related charges were recorded on a separate line item in the Company's condensed statement of operations.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2025. As of June 30, 2023, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties are scheduled to mediate in September. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.
Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. A hearing on the forthcoming motion for class certification has been set for May 7, 2024. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.

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
Note 12. Income Taxes
The Company's provision for income taxes were immaterial for the three and six months ended June 30, 2023 and 2022.
The Company does not update its deferred tax assets during interim periods. Although the Company does not update its deferred tax assets during interim periods, the Company adjusted deferred tax assets and corresponding valuation allowance for the impact of the true up of the US return filing in the second quarter of 2023 upon further evaluation of deductions related to stock compensation.
The Company maintained a full valuation allowance of $255.2 million against its gross deferred tax assets which were $291.8 million as of June 30, 2023. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of June 30, 2023, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $2.7 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of June 30, 2023. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(41,330)	$(53,165)	$(123,830)	$(110,577)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	100,973,105	94,901,943	100,294,359	94,192,963
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.56)	$(1.23)	$(1.17)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	June 30,
	2023	2022
Options to purchase common stock	1,671,085	3,404,162
Restricted stock units	14,926,078	11,865,032
Estimated shares issuable under the Employee Stock Purchase Plan	509,460	435,282
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323
Total	35,852,946	34,450,799
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Our larger footprint flagship retail stores, ("Flagship Stores"), and smaller footprint neighborhood retail stores, ("Neighborhood Stores"), provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 34.3 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2023 and 2022, our overall take rate on consigned goods was 36.7% and 36.1%, respectively. The increase in our take rate was due to the update of our commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 33.6 million members as of June 30, 2023. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through June 30, 2023, we have cumulatively paid more than $3.6 billion in commissions to our consignors. Our gross merchandise value ("GMV") decreased by 7% to $423.3 million from $454.2 million in the three months ended June 30, 2023 and 2022, respectively. Our GMV decreased by 2% to $867.7 million from $882.4 million in the six months ended June 30, 2023 and 2022, respectively. Additionally, our net merchandise value ("NMV") decreased by 9% to $303.9 million from $332.5 million in the three months ended June 30, 2023 and 2022, respectively, and by 2% to $631.7 million from $643.0 million in the six months ended June 30, 2023 and 2022, respectively. Our total revenue decreased by 15% to $130.9 million from $154.4 million in the three months ended June 30, 2023 and 2022, respectively, and decreased by 9% to $272.8 million from $301.1 million in the six months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023 and 2022, our gross profit was $86.2 million and $87.7 million, respectively, representing a decrease of 2%. In the six months ended June 30, 2023 and 2022, our gross profit was $176.2 million and $166.3 million, respectively, representing an increase of 6%. See “—Impact of Public Health Emergencies and Macroeconomic Conditions on our Business” below.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches. Using artificial intelligence to assist our pricing team, we leverage our proprietary transactional database and market insights based on more than 34.3 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended June 30, 2023 was 84% as compared to 82% for the three months ended June 30, 2022.

Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced higher than average buyer satisfaction, as evidenced by our buyer net promoter score of 55 in 2022, and compared to the online shopping industry average of 41 according to NICE Satmetrix U.S. Consumer 2022 data. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. During the three months ended September 30, 2022, we updated the way we measure buyers who have become consignors and vice versa to include the last 12 months of activity, where previously we had measured using only the last quarter. As of June 30, 2023, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 49% of our consignors during the last twelve months had become buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except AOV and percentages)
GMV	$423,341	$454,163	$867,707	$882,369
NMV	$303,918	$332,508	$631,723	$643,019
Consignment revenue	$96,577	$96,917	$199,220	$180,906
Direct revenue	$20,887	$42,646	$45,840	$91,469
Shipping services revenue	$13,391	$14,872	$27,699	$28,760
Number of orders	789	934	1,680	1,812
Take rate	36.7%	36.1%	37.0%	36.0%
Active buyers	985	889	985	889
AOV	$537	$486	$516	$487
% of GMV from repeat buyers	87.3%	84.7%	86.7%	84.8%
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
Adjusted EBITDA means net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, restructuring charges, CEO separation benefits, CEO transition costs, and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA Reconciliation:
Net loss	$(41,330)	$(53,165)	$(123,830)	$(110,577)
Depreciation and amortization	7,965	6,696	15,786	13,060
Interest income	(2,404)	(260)	(4,457)	(358)
Interest expense	2,678	2,675	5,345	5,339
Provision for income taxes	114	33	200	33
EBITDA	(32,977)	(44,021)	(106,956)	(92,503)
Stock-based compensation (1)	8,766	13,665	17,757	26,179
CEO separation benefits (2)	—	902	—	902
CEO transition costs (3)	—	566	159	566
Payroll taxes expense on employee stock transactions	24	70	68	275
Legal settlement	—	—	1,100	304
Restructuring charges (4)	1,864	275	38,252	275
Other (income) expense, net	—	(266)	—	(127)
Adjusted EBITDA	$(22,323)	$(28,809)	$(49,620)	$(64,129)
(1) The stock-based compensation expense for the three and six months ended June 30, 2022 includes a one-time charge of $1.0 million related to the modification of certain equity awards pursuant to the terms of the transition and separation agreement entered into with our founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer ("CEO") on June 6, 2022 (the "Separation Agreement").
(2) The CEO separation benefit charges for the three and six months ended June 30, 2022 consists of base salary, bonus and benefits for the 2022 fiscal year, as well as an additional twelve months of base salary and benefits payable to Julie Wainwright pursuant to the Separation Agreement.
(3) The CEO transition charges for the three and six months ended June 30, 2022 consist of general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation. The CEO transition charges for the six months ended June 30, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(4) The restructuring charges for the three and six months ended June 30, 2022 consists of employee severance payments and benefits. The restructuring charges for the three and six months ended June 30, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, and other charges, including legal and transportation expenses. See "Note 10 - Restructuring" in the notes to the unaudited financial statements for disclosure regarding the restructuring expenses incurred.
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
Operations and Technology
Operations and technology expense principally includes personnel-related costs for employees involved with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as our general information technology expense. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies, inbound consignment shipping costs and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. We capitalize a portion of our proprietary software and technology development costs. As such, operations and technology expense also includes amortization of capitalized technology development costs. We expect operations and technology expense to increase in future periods to support our growth, including continuing to invest in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from year to year as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to continue to decrease as a percentage of revenue.
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
Restructuring
Restructuring expense is primarily comprised of right-of-use asset and fixed asset impairments, severance benefits, and other related charges. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. The assumptions used such as projected future cash flows, discount rates, and determination of appropriate market comparable, are subject to volatility and may differ from actual results.
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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Consignment revenue	$96,577	$96,917	$199,220	$180,906
Direct revenue	20,887	42,646	45,840	91,469
Shipping services revenue	13,391	14,872	27,699	28,760
Total revenue	130,855	154,435	272,759	301,135
Cost of revenue:
Cost of consignment revenue	14,575	14,254	30,104	27,987
Cost of direct revenue	20,446	36,660	45,476	76,694
Cost of shipping services revenue	9,660	15,834	21,022	30,150
Total cost of revenue	44,681	66,748	96,602	134,831
Gross profit	86,174	87,687	176,157	166,304
Operating expenses:
Marketing	15,351	16,983	32,869	34,944
Operations and technology	65,575	69,276	133,607	136,377
Selling, general and administrative	44,326	52,136	94,171	100,398
Restructuring charges	1,864	275	38,252	275
Total operating expenses	127,116	138,670	298,899	271,994
Loss from operations	(40,942)	(50,983)	(122,742)	(105,690)
Interest income	2,404	260	4,457	358
Interest expense	(2,678)	(2,675)	(5,345)	(5,339)
Other income (expense), net	—	266	—	127
Loss before provision for income taxes	(41,216)	(53,132)	(123,630)	(110,544)
Provision for income taxes	114	33	200	33
Net loss	$(41,330)	$(53,165)	$(123,830)	$(110,577)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Consignment revenue	74%	62%	73%	60%
Direct revenue	16	28	17	30
Shipping services revenue	10	10	10	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	11	9	11	9
Cost of direct revenue	16	24	17	25
Cost of shipping services revenue	7	10	8	10
Total cost of revenue	34	43	36	44
Gross profit	66	57	64	56
Operating expenses:
Marketing	12	12	12	12
Operations and technology	50	45	49	45
Selling, general and administrative	34	34	35	33
Restructuring charges	1	—	14	—
Total operating expenses	97	91	110	90
Loss from operations	(31)	(33)	(46)	(34)
Interest income	2	—	2	—
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(31)	(35)	(46)	(36)
Provision for income taxes	—	—	—	—
Net loss	(31)%	(35)%	(46)%	(36)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Consignment Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Consignment revenue	$96,577	$96,917	$(340)	0%
Consignment revenue remained flat in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. GMV decreased by 7% during the three months ended June 30, 2023. The decrease in GMV was driven by a decrease in direct GMV, as consignment GMV remained flat.
Our take rate increased to 36.7% from 36.1% during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the update of our commission structure which went into effect on November 1, 2022. Our AOV increased by 10% during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in take rate and AOV was offset by an increase in returns and cancellations as a percentage of GMV. Returns and cancellations as a percentage of GMV for the three months ended June 30, 2023 was 28.2% compared to 26.8% for the three months ended June 30, 2022.
Direct Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Direct revenue	$20,887	$42,646	$(21,759)	(51)%
Direct revenue decreased by $21.8 million, or 51%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue. We anticipate direct revenue to decrease as a percentage of total revenue, as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future, but we anticipate the rate of decline to moderate over time.

Shipping Services Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$13,391	$14,872	$(1,481)	(10)%
Shipping services revenue decreased by $1.5 million, or 10%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to the decrease in the number of orders in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Cost of Consignment Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$14,575	$14,254	$321	2%
Cost of consignment revenue increased by $0.3 million, or 2%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increases were primarily attributable to credit card fees associated with consignment sales.
Consignment revenue gross margin remained flat in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Cost of Direct Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$20,446	$36,660	$(16,214)	(44)%
Cost of direct revenue decreased by $16.2 million, or 44%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 12 percentage points for the three months ended June 30, 2023, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The Company continues to evaluate the expected selling prices and costs to sell owned inventories, resulting in an additional increase in provisions for inventory write-downs and shrinkage. The margin profile of our direct revenue is lower than consignment and service revenue.
Cost of Shipping Services Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$9,660	$15,834	$(6,174)	(39)%
Cost of shipping services revenue decreased by $6.2 million, or 39%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a decrease in the number of orders and realizing benefits of cost savings initiatives implemented in the second half of 2022.
Shipping services revenue gross margin increased by 34.3 percentage points for the three months ended June 30, 2023, primarily due to decreased costs related to cost saving initiatives.
Our total gross margin increased by 9% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the decrease in direct revenue as a percentage of total revenue. Gross margin may vary from period to period.
Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Marketing	$15,351	$16,983	$(1,632)	(10)%
Marketing expense decreased by $1.6 million, or 10%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to decreased advertising costs as we gain more efficiency.
As a percent of revenue, marketing expense remained flat at 12% in the three months ended June 30, 2023 and 2022. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Operations and technology	$65,575	$69,276	$(3,701)	(5)%
Operations and technology expense decreased by $3.7 million, or 5%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to impacts of the savings plan announced in February 2023 which resulted in decreased employee compensation related expenses due to a decrease in headcount and a decrease in overhead costs.
As a percent of revenue, operations and technology expense increased to 50% from 45% in the three months ended June 30, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$44,326	$52,136	$(7,810)	(15)%
Selling, general and administrative expense decreased by $7.8 million, or 15%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to decreased employee compensation related expenses due to a decrease in headcount. The decrease was also driven by costs associated with the resignation of the Company's founder during the three months ended June 30, 2022 that did not recur.

As a percent of revenue, selling, general and administrative expense remained flat in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring Charges

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Restructuring charges	$1,864	$275	$1,589	578%
Restructuring charges increased by $1.6 million, or over 100%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to additional charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction. The Company expects that the implementation of the restructuring and reduction in real estate will be substantially complete by the end of fiscal year 2023.
Interest Income

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest income	$2,404	$260	$2,144	825%
Interest income increased by $2.1 million, or over 100%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily driven by higher average interest rates.
Interest Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest expense	$(2,678)	$(2,675)	$(3)	0%
Interest expense remained flat for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as our outstanding convertible senior note balances and interest rates remained constant.
Comparison of the Six Months Ended June 30, 2023 and 2022
Consignment Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$199,220	$180,906	$18,314	10%
Consignment revenue increased by $18.3 million, or 10%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in revenue was driven primarily by an increase in consignment GMV, a 6% increase in our AOV and 1% improvement in our take rate during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Overall GMV decreased by 2% during the six months ended June 30, 2023. The decrease in GMV is driven by a decrease in direct GMV, slightly offset by the increase in consignment GMV.
Returns and cancellations as a percentage of GMV for the six months ended June 30, 2023 was 27.2%, compared to 27.1% for the three months ended June 30, 2022, respectively. Our take rate increased to 37.0% from 36.0% during the six months ended June 30, 2023 compared to the same period last year due to the update of our commission structure which went into effect on November 1, 2022.
Direct Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Direct revenue	$45,840	$91,469	$(45,629)	(50)%
Direct revenue decreased by $45.6 million, or 50%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue. We anticipate direct revenue to decrease as a percentage of total revenue, as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future, but we anticipate the rate of decline to be moderate over time.
Shipping Services Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$27,699	$28,760	$(1,061)	(4)%
Shipping services revenue decreased by $1.1 million, or 4%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in the number of orders in June 30, 2023 compared to the six months ended June 30, 2022.
Cost of Consignment Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$30,104	$27,987	$2,117	8%
Cost of consignment revenue increased by $2.1 million, or 8%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by the increase in consignment revenue, partially offset by efficiencies in our cost leverage.
Consignment revenue gross margin remained flat in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Cost of Direct Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$45,476	$76,694	$(31,218)	(41)%
Cost of direct revenue decreased by $31.2 million, or 41%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 15 percentage points for the six months ended June 30, 2023, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The Company continued evaluating the expected selling prices and costs to sell owned inventories, resulting in an additional increase in provisions for inventory write-downs and shrinkage. The margin profile of our direct revenue is lower than consignment and service revenue.
Cost of Shipping Services Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$21,022	$30,150	$(9,128)	(30)%
Cost of shipping services revenue decreased by $9.1 million, or 30%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in the number of orders, and due to realizing benefits of cost savings initiatives implemented in the second half of 2022.
The shipping services revenue gross margin increased by 29 percentage points for the six months ended June 30, 2023, primarily due to decreased costs related to cost saving initiatives.
Marketing

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Marketing	$32,869	$34,944	$(2,075)	(6)%
Marketing expense decreased by $2.1 million, or 6%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to decreased advertising costs as we gain more efficiency.
As a percent of revenue, marketing expense remained flat in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Operations and technology	$133,607	$136,377	$(2,770)	(2)%
Operations and technology expense decreased by $2.8 million or 2% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount. The decrease was also attributed to lower rent and lease related expenses due to retail store closures related to the savings plan implemented during 2023.
As a percent of revenue, operations and technology expense increased to 49% from 45% in the six months ended June 30, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$94,171	$100,398	$(6,227)	(6)%
Selling, general and administrative expense decreased by $6.2 million, or 6%, in the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount. The decrease was also attributed to lower rent and lease related expenses due to office closures related to the savings plan implemented during 2023.
As a percent of revenue, selling, general and administrative expense increased to 35% from 33% in the six months ended June 30, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.

Restructuring Charges

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Restructuring charges	$38,252	$275	$37,977	13,810%
Restructuring charges increased by $38.0 million, or over 100%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction. The restructuring charges consisted of right-of-use asset impairment charge of $26.3 million, leasehold improvement asset impairment charge of $7.2 million, employee severance of $3.0 million and other related charges of $1.8 million. The Company expects that the implementation of the restructuring and reduction in real estate will be substantially complete by the end of fiscal year 2023.
Interest Income

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest income	$4,457	$358	$4,099	1,145%
Interest income increased by $4.1 million, or over 100%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher average interest rates.
Interest Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest expense	$(5,345)	$(5,339)	$(6)	0%
Interest expense remained flat for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as our outstanding convertible senior note balances and interest rates remained constant.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $188.9 million and an accumulated deficit of $1,075.0 million. With the expiration of the Revolving Credit Agreement, as of June 30, 2023, we had restricted cash of $16.8 million, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of June 30, 2023 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our primary capital requirements include contractual obligations related to our operating leases, certain non-cancellable contracts and compensation and benefits payments to support our strategic plans. Our future capital requirements will depend on many factors, including, but not limited to, those set forth under the heading "Risk Factors" in this Quarterly Report, and our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of our authentication centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

In April 2021, the Company entered into a loan and security agreement ("Revolving Credit Agreement") with a lender, to provide a revolving line of credit of up to $50 million. The credit facility was set to expire in April 2023. In April 2023 the Company signed an amendment with the lender to extend the credit facility through June 2023. As of June 30, 2023, $0 had been drawn on the Revolving Credit Agreement, and the credit facility has expired and was not renewed.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30, 2023
	2023	2022
Net cash provided by (used in):
Operating activities	$(60,858)	$(87,904)
Investing activities	(27,278)	(16,219)
Financing activities	38	1,842
Net decrease in cash, cash equivalents and restricted cash	$(88,098)	$(102,281)
Net Cash Used in Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $60.9 million, which consisted of a net loss of $123.8 million, adjusted by non-cash charges of $85.1 million and cash outflows due to a net change of $22.1 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $19.7 million decrease in accrued consignor payable, a decrease of $11.4 million in operating lease liabilities, and a $9.6 million decrease in other accrued and current liabilities, partially offset by an increase of $10.5 million in inventory and a $5.2 million increase in accounts receivable.
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
Net Cash Used in Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $27.3 million, which consisted of $19.8 million for purchases of property and equipment, net, including leasehold improvements and $7.5 million for capitalized proprietary software development costs.
During the six months ended June 30, 2022, net cash used in investing activities was $16.2 million, which consisted of $9.6 million for purchases of property and equipment, net, including leasehold improvements and $6.6 million for capitalized proprietary software development costs.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities remained relatively flat. Proceeds of $0.4 million from the issuance of employee stock purchase plan ("ESPP") shares was offset by $0.4 million of taxes related to restricted stock units vesting.
During the six months ended June 30, 2022, net cash provided by financing activities was $1.8 million, which consisted of proceeds of $1.0 million from the exercise of stock options and proceeds of $0.9 million from the issuance of ESPP shares, partially offset by less than $0.1 million of taxes related to restricted stock units vesting.
Convertible Senior Notes

As of June 30, 2023, we had 3.00% convertible senior notes due 2025 (the "2025 Notes") outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 (the "2028 Notes") outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K.

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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On October 30, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. Chanel, Inc. moved to dismiss the Company’s counterclaims; the motion to dismiss remains pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company’s counterclaims and unclean hands defense while Chanel’s motions to dismiss and strike those claims are pending, and, on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties are scheduled to mediate in September. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of the Sections 11 and 15 of the Securities Act. A hearing on the forthcoming motion for class certification has been set for May 7, 2024. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
•Our growth strategies may not be successfully implemented, help us achieve profitability or generate sustainable revenue and profit.
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
•Our marketing and advertising activity may fail to efficiently drive growth in consignors and buyers.
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
We experienced net losses of $236.1 million, $196.4 million and $123.8 million in 2021, 2022 and the six months ended June 30, 2023, respectively, and as of June 30, 2023 we had an accumulated deficit of $1,075.0 million. Our key initiatives currently include updating our consignor commission structure, improving efficiency and cutting costs, optimizing product pricing, and capitalizing on potential new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
While we experienced negative revenue growth in 2020, our revenue grew in 2019, 2021, and 2022. Such recent annual revenue growth should not be considered indicative of our future performance. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Our relatively short operating history and the changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. Aside from the negative impact the COVID-19 pandemic has had and may continue to have on our revenues, as we grow our business, our future revenue growth rates may slow due to a number of factors, including the maturation of our business, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
Our business is seasonal and historically we have realized a disproportionate amount of our revenue and earnings for the year in the fourth quarter as a result of the holiday season and seasonal promotions. We expect this to continue in the future. If we experience lower than expected revenue during any fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. In any given year, our seasonal sales patterns may become more pronounced, strain our personnel or reduce our profit margins in a given period, which could substantially harm our business, operating results and financial condition. In anticipation of increased activity during the fourth quarter, we also incur significant additional expenses, including additional marketing spend and staffing in our sales and customer support operations. In addition, we may experience an increase in our shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such increased costs may harm our profitability, especially if we are experiencing lower than expected revenue during the holidays.
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
The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19. Though there has been a return to more normal societal interactions, the impact of new, more contagious or lethal variants that emerge, and the effectiveness of COVID-19 vaccines against variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time.

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
Our growth strategies may not be successfully implemented, help us achieve profitability or generate sustainable revenue and profit.

Our growth strategies, including our initiatives to pursue new revenue streams, are evolving. For example, we plan to offer certain third parties the opportunity to advertise on our online marketplace. However, these efforts might not be successful, could be perceived negatively by potential consignors and buyers using our online marketplace, or we may not be able to pursue them at all. We may limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we seek to balance new initiatives with our desire to provide an optimal user experience on our online marketplace, and we may not be successful in achieving a balance that continues to retain and attract consignors and buyers. If our growth strategies, including our initiatives to pursue new revenue streams, are not successful, do not generate sustainable revenue or help us achieve profitability, it could have a material adverse impact on our business and operating results.
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
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the fourth quarter holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of macroeconomic uncertainty, inflation, geopolitical instability due in part to the conflict between Russia and Ukraine and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, faster or lower-cost shipping, larger selections of goods for sale, greater financial, marketing, institutional and other resources and larger buyer bases than we do. As the market evolves, new competitors may emerge, including traditional retail competitors who expand their offerings to include resale. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, acquire consignors at lower costs, achieve more favorable total product mixes or respond more quickly than we can to new or emerging technologies, such as artificial intelligence and machine learning, and changes in consumer shopping behavior or preferences. These competitors may also adopt more aggressive pricing policies, commission structures or take rates, which may allow them to build larger consignor or buyer bases or generate revenue from their existing buyer bases more effectively than we do. New competitors may force us to decrease our take rates to remain competitive and negatively impact on our financial performance. If we fail to respond to competition effectively, our business and operating results may be adversely affected.
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
Our marketing and advertising activity may fail to efficiently drive growth in consignors and buyers.
Our future growth and profitability depend in large part upon the effectiveness and efficiency of our marketing, promotion, public relations and advertising programs. We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time in an effort to optimize the effectiveness of these activities. We may increase marketing or advertising spend in future periods to drive growth. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. We also face the unique challenge of attracting consignors and buyers to our online marketplace who may be unfamiliar with both our brand and our consignment business model. If we struggle to attract new consignors and buyers to our luxury resale model, or are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our consignor and buyer base could be adversely affected, and our business, operating results, financial condition and brand could suffer.
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
We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to environmental, social, and governance activities. Any failure to meet our goals, change in our ESG priorities or strategies, or perception that we fail to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including by impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results.
Shipping is a critical part of our business and any changes in our shipping arrangements, costs, interruptions in shipping or damage to products in transit could adversely affect our operating results.
Our business depends on shipping vendors to meet our shipping needs. If we are not able to maintain acceptable pricing and other terms or if our vendors experience performance problems or other difficulties, including as a result of inflation, a labor strike by employees of our shipping vendors or rising shipping costs, it could negatively impact our operating results and our consignors’ and buyers’ experience. If we partner with additional vendors or switch vendors in response to such impact, we may experience a disruption in shipping, which may negatively impact our reputation with consignors and buyers. We face particular challenges in shipping internationally, including delays in shipments and customer service issues relating to the imposition of duties, which can be substantial for luxury items. Because of the seasonality of our business, any disruption to delivery services due to adverse weather, especially as climate change increases the frequency of such adverse weather, could result in delays that could adversely affect our reputation or operational results. In addition, most of the items we sell are considered highly valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. If our goods are not delivered to buyers in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
We may be unable to successfully leverage technology to automate and drive efficiencies in our operations.
We are building automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could cause interruptions in and delays to our operations which may harm our business. We have created our own purpose-built technology to operate our business, which may lack efficiency or become obsolete as we grow and we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption.
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
In the ordinary course of our business, we collect, process and store certain personal information (including credit card information) and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, including third-party open source software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors, including cloud storage providers, could be the subject to attacks from computer viruses, break-ins phishing attacks,, social engineering, ransomware attacks, unauthorized use, attempts to overload services with denial-of-service or other attacks, which may allow hackers or other unauthorized parties, including our employees, to gain access to personal information or other data, including payment card data or confidential business information. Further, the use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Our members use our web and mobile e-commerce applications to consign and shop with us. These applications may become subject to account takeovers, denials of service, content scraping, or other attacks, which may result in our members' accounts being compromised.
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
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs, which could have a material adverse effect on our business, financial condition or results of operations. In addition, increased inflation rates could adversely affect us by increasing costs, including labor and employee benefit costs.
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
In addition, we have in the past and could face in the future a variety of employee claims against us, including general discrimination, privacy, wage and hour, labor and employment, disability claims and claims related to the Employee Retirement Income Security Act of 1974. Further, the comprehensive safety measures and protocols that we have implemented may not be successful and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees, or other similar or related claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties. In addition, stockholders have filed securities class action litigation against us following periods of market volatility. We have been the target of litigation associated with these fluctuations and market volatility and may be the target of this type of litigation in the future.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide new disclosures to California consumers and afford such consumers qualified new privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to opt-out preference signals. The new California Privacy Protection Agency completed its first round of rule making but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities, for its second round of rule making, which began in March 2023. It remains unclear how these new amendments will be interpreted or when the second round of rule making activity will conclude. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. Recent litigation in the EU has driven significant changes in enforcement and interpretation, and we cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations.
Given the increased regulatory focus on the use of data for advertising, we may be subject to new and unexpected regulations, including proposals for regulation of artificial intelligence. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to create targeted marketing and advertising and offer certain bespoke product features and other capabilities to drive efficiencies in our merchandising operations, thereby impairing our ability to maintain and attract new consignors and buyers, which could have a material adverse effect on our business and operating results.
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
An increasing number of states have considered or adopted laws that impose tax collection obligations on out-of-state sellers of goods. Additionally, in 2018, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, or otherwise, states or local governments and taxing authorities may adopt, or begin to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. While we currently collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of one or more state or local governments requiring us to collect more taxes could result in substantial additional tax liabilities, including taxes on past sales, as well as penalties and interest, which could have a material adverse impact on our business and operating results.
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
We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the applicable listing standards of The Nasdaq Stock Market. Section 404 of the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow for management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting. If we are not able to continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or if we encounter difficulties in the timely and accurate reporting of our financial results, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our investors could lose confidence in our reported financial information, the market price of our stock may decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events or threats to public health.
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

The RealReal, Inc.

Date: August 8, 2023	By:	/s/ John Koryl
John Koryl
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer