Form 10-Q
period 2023-09-30
TheRealReal, Inc.
filed 2023-11-07
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2023, the registrant had 103,353,116 shares of common stock, $0.00001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part II, Item 1A below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (SEC). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of public health emergencies, inflation, macroeconomic uncertainty, disruptions in the financial industry and geopolitical instability;
•our ability to return to historic levels of revenue growth rate and to effectively expand our operations;
•our ability to efficiently drive growth in consignors and buyers through our marketing and advertising activity;
•our ability to achieve anticipated savings in connection with the savings plan we implemented in February 2023;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$170,811	$293,793
Accounts receivable, net	13,564	12,207
Inventory, net	24,657	42,967
Prepaid expenses and other current assets	20,933	23,291
Total current assets	229,965	372,258
Property and equipment, net	106,806	112,679
Operating lease right-of-use assets	94,680	127,955
Restricted cash	15,757	—
Other assets	5,473	2,749
Total assets	$452,681	$615,641
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,088	$11,902
Accrued consignor payable	66,525	81,543
Operating lease liabilities, current portion	19,856	20,776
Other accrued and current liabilities	82,459	93,292
Total current liabilities	176,928	207,513
Operating lease liabilities, net of current portion	109,907	125,118
Convertible senior notes, net	451,768	449,848
Other noncurrent liabilities	4,097	3,254
Total liabilities	742,700	785,733
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 103,310,783 and 99,088,172 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	807,912	781,060
Accumulated deficit	(1,097,932)	(951,153)
Total stockholders’ deficit	(290,019)	(170,092)
Total liabilities and stockholders’ deficit	$452,681	$615,641
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Consignment revenue	$102,852	$93,874	$302,072	$274,780
Direct revenue	17,356	34,005	63,196	125,474
Shipping services revenue	12,964	14,824	40,663	43,584
Total revenue	133,172	142,703	405,931	443,838
Cost of revenue:
Cost of consignment revenue	13,577	15,206	43,681	43,193
Cost of direct revenue	15,686	28,721	61,162	105,415
Cost of shipping services revenue	9,837	12,999	30,859	43,149
Total cost of revenue	39,100	56,926	135,702	191,757
Gross profit	94,072	85,777	270,229	252,081
Operating expenses:
Marketing	11,591	13,511	44,460	48,455
Operations and technology	61,038	70,782	194,645	207,159
Selling, general and administrative	44,788	47,012	138,959	147,410
Restructuring	(856)	—	37,396	275
Total operating expenses	116,561	131,305	415,460	403,299
Loss from operations	(22,489)	(45,528)	(145,231)	(151,218)
Interest income	2,260	1,002	6,717	1,360
Interest expense	(2,673)	(2,675)	(8,018)	(8,014)
Other income (expense), net	—	6	—	133
Loss before provision for income taxes	(22,902)	(47,195)	(146,532)	(157,739)
Provision for income taxes	47	63	247	96
Net loss attributable to common stockholders	$(22,949)	$(47,258)	$(146,779)	$(157,835)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.49)	$(1.45)	$(1.66)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	102,648,790	96,696,417	101,087,793	95,036,618
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	99,088,172	$1	$781,060	$(951,153)	$(170,092)
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,064,260	—	(208)	—	(208)
Stock-based compensation expense	—	—	9,280	—	9,280
Net loss	—	—	—	(82,500)	(82,500)
Balance as of March 31, 2023	100,152,432	$1	$790,132	$(1,033,653)	$(243,520)
Issuance of common stock upon exercise of options	2,000	—	3	—	3
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,512,391	—	(103)	—	(103)
Issuance of common stock for exercises under ESPP	469,199	—	446	—	446
Stock-based compensation expense	—	—	8,920	—	8,920
Net loss	—	—	—	(41,330)	(41,330)
Balance as of June 30, 2023	102,136,022	$1	$799,398	$(1,074,983)	$(275,584)
Issuance of common stock upon exercise of options	6,511	—	16	—	16
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,168,250	—	(203)	—	(203)
Stock-based compensation expense	—	—	8,701	—	8,701
Net loss	—	—	—	(22,949)	(22,949)
Balance as of September 30, 2023	103,310,783	$1	$807,912	$(1,097,932)	$(290,019)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(146,779)	$(157,835)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,530	20,255
Stock-based compensation expense	26,293	37,020
Reduction of operating lease right-of-use assets	12,999	14,598
Bad debt expense	1,565	1,133
Accrued interest on convertible notes	575	575
Accretion of debt discounts and issuance costs	1,920	1,942
Loss on disposal/sale of property and equipment and impairment of capitalized proprietary software	182	432
Property, plant, equipment, and right-of-use asset impairments	33,817	—
Provision for inventory write-downs and shrinkage	8,836	1,798
Gain on lease termination	(738)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,922)	(2,119)
Inventory, net	9,474	6,243
Prepaid expenses and other current assets	1,897	(6,543)
Other assets	(2,856)	(391)
Operating lease liability	(21,399)	(13,074)
Accounts payable	(1,550)	4,067
Accrued consignor payable	(15,018)	729
Other accrued and current liabilities	(1,499)	(4,494)
Other noncurrent liabilities	(118)	409
Net cash used in operating activities	(71,791)	(95,255)
Cash flow from investing activities:
Capitalized proprietary software development costs	(9,870)	(9,847)
Purchases of property and equipment	(25,528)	(16,408)
Net cash used in investing activities	(35,398)	(26,255)
Cash flow from financing activities:
Proceeds from exercise of stock options	19	2,906
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	446	900
Taxes paid related to restricted stock vesting	(501)	(28)
Net cash provided by (used in) financing activities	(36)	3,778
Net decrease in cash, cash equivalents and restricted cash	(107,225)	(117,732)
Cash, cash equivalents and restricted cash
Beginning of period	293,793	418,171
End of period	$186,568	$300,439

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$5,522	$5,496
Cash paid for income taxes	$227	256
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,293	4,487
Capitalized proprietary software development costs additions not yet paid in cash	1,070	2,159
Stock-based compensation capitalized to proprietary software development costs	608	1,289

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
The condensed balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the periods presented. For the three and nine months ended September 30, 2023 and 2022, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company has made a presentation change to reclassify provision for inventory write-downs and shrinkage from inventory, net and to reclassify gain on lease termination from operating lease liability within operating cash flows in the condensed statements of cash flows. Additionally, the Company has made a presentation change to the Company's condensed statements of operations to reclassify its legal settlement expenses to selling, general and administrative expense and to reclassify its restructuring expenses from marketing, operations and technology, and sales, general and administrative operating expenses. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
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
Revenue Recognition
The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail stores. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that include products and services that are capable of being distinct and accounted for as separate performance obligations as described below. The transaction price requires an allocation across consignment services, sales of Company-owned inventory, and shipping services. Estimation is required in the determination of the services' stand-alone selling price (“SSP”).
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and nine months ended September 30, 2023 and 2022.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of September 30, 2023 and December 31, 2022.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $15.8 million and $0 in restricted cash as of September 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the nine months ended September 30, 2023 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$170,811	$293,793	$300,439
Restricted cash	15,757	—	—
Total cash, cash equivalents and restricted cash	$186,568	$293,793	$300,439
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $8.8 million and $1.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $23.2 million and $22.2 million as of September 30, 2023 and December 31, 2022, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $7.2 million and $6.1 million as of September 30, 2023 and December 31, 2022, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Convertible Senior Notes, Net
Prior to the adoption of ASU 2020-06 on January 1, 2022, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, were separately accounted for as long-term debt and equity components (or conversion feature). The debt component represented the Company’s contractual obligation to pay principal and interest and the equity component represented the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”) and the 1.00% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”), and the entire principal of the Notes are accounted for as long-term debt.
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
As of September 30, 2023 and December 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the nine months ended September 30, 2023 and 2022.
Recently Adopted Accounting Pronouncements
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements and footnote disclosures, from those disclosed in the 2022 Annual Report on Form 10-K.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$40,467	$—	$—	$40,467
Money market funds	130,344	—	—	130,344
Total cash and cash equivalents	$170,811	$—	$—	$170,811

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$275,742	$—	$—	$275,742
Money market funds	18,051	—	—	18,051
Total cash and cash equivalents	$293,793	$—	$—	$293,793
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents solely consisted of money market funds, which amounted to $130.3 million and $18.1 million, respectively. Money market funds are measured at net asset value per share and are excluded from the fair value hierarchy.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	September 30, 2023
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$170.2	$152.6
2028 Convertible senior notes	$281.5	$220.3
The principal amounts of the 2025 Notes and the 2028 Notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of September 30, 2023, the fair value of the 2025 Notes and the 2028 Notes, which differs from their carrying value is determined by prices for the convertible senior notes observed in market trading. The market for trading of the convertible senior notes is not considered to be an active market and therefore the estimate of fair value is based on Level 2 inputs, such as interest rates based on the market price on the last trading day for the period.
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Proprietary software	$43,003	$39,017
Furniture and equipment	47,612	47,692
Automobiles	2,114	2,119
Leasehold improvements	82,698	86,986
Property and equipment, gross	175,427	175,814
Less: accumulated depreciation and amortization	(68,621)	(63,135)
Property and equipment, net	$106,806	$112,679
Depreciation and amortization expense on property and equipment was $7.6 million and $6.6 million for the three months ended September 30, 2023 and 2022, respectively, and $22.9 million and $19.7 million for the nine months ended September 30, 2023 and 2022, respectively.

During the three and nine months ended September 30, 2023, the Company recorded $0.3 million and $7.5 million of impairment of leasehold improvements and disposal of fixed assets, respectively, related to the closures of several of its office and retail locations as part of the savings plan the Company implemented.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Returns reserve	$23,205	$22,233
Accrued compensation	20,267	15,111
Accrued legal	473	484
Accrued sales tax and other taxes	7,094	8,531
Site credit liability	15,491	11,813
Accrued marketing and outside services	5,195	8,729
Accrued property and equipment	1,242	11,417
Accrued shipping	2,268	5,715
Deferred revenue	1,646	3,549
Accrued interest	1,741	1,166
Other	3,837	4,544
Other accrued and current liabilities	$82,459	$93,292

Note 6. Debt
Revolving Credit Agreement
In April 2021, the Company entered into a loan and security agreement (“Revolving Credit Agreement”) with a lender, to provide a revolving line of credit of up to $50 million. Advances on the line of credit bear interest payable monthly at a variable annual rate equal to the greater of the prime rate plus 0.50% or 4.25%. The credit facility was set to expire in April 2023. In April 2023 the Company signed an amendment with the lender to extend the credit facility through June 2023. As of June 30, 2023, $0 had been drawn on the Revolving Credit Agreement, and the credit facility has expired and was not renewed.
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
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of September 30, 2023.
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
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $170.2 million as of September 30, 2023, with principal of $172.5 million, net of unamortized issuance costs of $2.3 million. The 2025 Notes were classified as long term liabilities as of September 30, 2023. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $281.5 million as of September 30, 2023, with principal of $287.5 million, net of unamortized issuance costs of $6.0 million. The 2028 Notes were classified as long term liabilities as of September 30, 2023. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The following tables present the outstanding principal amount, unamortized debt issuance costs, and net carrying amount of the 2025 Notes and the 2028 Notes as of the dates indicated (in thousands):

	2025 Notes
	September 30, 2023	December 31, 2022
Principal	$172,500	$172,500
Unamortized debt issuance costs	(2,262)	(3,204)
Net carrying amount	$170,238	$169,296

	2028 Notes
	September 30, 2023	December 31, 2022
Principal	$287,500	$287,500
Unamortized debt issuance costs	(5,970)	(6,948)
Net carrying amount	$281,530	$280,552
The following tables set forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,294	$1,293	$3,881	$3,881
Amortization of debt issuance costs	314	326	942	978
Total interest and amortization expense	$1,608	$1,619	$4,823	$4,859
The following tables set forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$719	$718	$2,156	$2,156
Amortization of debt issuance costs	327	323	978	964
Total interest and amortization expense	$1,046	$1,041	$3,134	$3,120
Future minimum payments under the 2025 Notes and the 2028 Notes as of September 30, 2023, are as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
Remainder of 2023	$2,587	$—
2024	5,175	2,875
2025	175,088	2,875
2026	—	2,875
2027	—	2,875
2028	—	288,937
Total future payments	182,850	300,437
Less amounts representing interest	(10,350)	(12,937)
Total principal amount	$172,500	$287,500

Capped Call Transactions with Respect to the 2025 Notes and 2028 Notes
In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, the Company entered into capped call transactions with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties in connection with the 2025 capped call transactions (the “2025 Capped Calls”) and $33.7 million to the Counterparties in connection with the 2028 capped call transactions and (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The 2025 Capped Calls and 2028 Capped Calls cover approximately 9,705,454 shares and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes and the 2028 Notes, respectively. The 2025 Capped Calls and the 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 Notes and the 2028 Notes, as applicable, and are exercisable upon conversion of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components commencing on April 16, 2025 with the last component scheduled to expire on June 12, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.
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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three and nine months ended September 30, 2023, the Company has not recognized stock-based compensation expense as attainment of financial performance targets is not considered probable.
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
As of September 30, 2023, there was $50.6 million of total unrecognized compensation expense related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 2.3 years. As of September 30, 2023, there was no unrecognized compensation expense related to options.

Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to the Company’s new Chief Executive Officer and the Chief Technology and Product Officer. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 3,075,000 shares of the Company's common stock, which includes (a) 1,500,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 1,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of September 30, 2023, the unrecognized expense for the PSUs is $1.4 million and the unrecognized expense for RSUs is $2.2 million.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The Employee Stock Purchase Plan permits employees to purchase shares of common stock during six-month offering periods at a purchase price equal to the lesser of (1) 85% of the fair market value of a share of common stock on the first business day of such offering period and (2) 85% of the fair market value of a share of common stock on the last business day of such offering period. The initial number of shares of common stock that could be issued under the employee stock purchase plan was 1,750,000 shares. These available shares increase by an amount equal to the lesser of 1,750,000 shares, 1% of the number of shares of common stock outstanding on the immediately preceding December 31, or the number of shares determined by the Company’s board of directors.
There were 469,199 shares purchased by employees under the ESPP during the nine months ended September 30, 2023. There were 282,226 shares purchased by employees under the ESPP during the nine months ended September 30, 2022. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, total unrecognized compensation costs related to the 2019 ESPP was $0.1 million which will be amortized over the remaining weighted-average vesting period of approximately 0.12 years.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketing	$382	$567	$1,181	$1,774
Operations and technology	3,115	5,038	10,107	15,903
Selling, general and administrative	5,039	5,236	15,005	19,343
Total	$8,536	$10,841	$26,293	$37,020
During the three months ended September 30, 2023 and 2022, the Company capitalized $0.2 million and $0.4 million of stock-based compensation expense to proprietary software, respectively. During the nine months ended September 30, 2023 and 2022, the Company capitalized $0.6 million and $1.3 million of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.1 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively, and $17.9 million and $21.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also incurred $1.2 million and $1.5 million of variable lease costs for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $4.3 million of variable lease costs for the nine months ended September 30, 2023 and 2022, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.

Due to the office and store closures in the nine months ended September 30, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $26.3 million related to the impairment of certain office and store right-of-use assets, for the nine months ended September 30, 2023. No additional impairment was recorded during the three months ended September 30, 2023. The impairment charges are included in restructuring in the condensed statements of operations.
During the three months ended September 30, 2023, the Company entered into agreements to amend certain of its operating leases. The lease for the Company's corporate headquarters in San Francisco, CA was amended to remove one floor of leased space, and the lease for the Company's offices in New York, NY, was amended to remove two floors of leased space. Additionally, during the nine months ended September 30, 2023, the Company terminated the operating leases for retail locations in Austin, TX, Atlanta, GA, and Miami, FL. The Company treated the lease termination amendments as lease modifications for accounting purposes as of the applicable effective dates of such terminations which resulted in a decrease of $5.7 million and $7.5 million to the related lease liabilities for the three and nine months ended September 30, 2023, respectively, and $1.4 million to the related right-of-use assets for the nine months ended September 30, 2023. The Company recorded a net gain on the lease terminations of $1.2 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. The net gain on lease terminations is included in restructuring in the condensed statement of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$7,084
2024	26,794
2025	27,706
2026	27,534
2027	23,528
Thereafter	40,666
Total future minimum payments	$153,312
Less: Imputed interest	(23,549)
Present value of operating lease liabilities	$129,763
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating cash flows used for operating leases	$27,028	$20,138
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$6,006	$2,156
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2023
Weighted average remaining lease term	5.7 years
Weighted average discount rate	6.0%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of September 30, 2023 and December 31, 2022.
Note 10. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations (referred to as the “Real Estate Reduction Plan”) and workforce reduction. During the nine months ended September 30, 2023, the Company closed two flagship stores (San Francisco, California and Chicago, Illinois), two neighborhood stores (Atlanta, Georgia and Austin, Texas), and two luxury consignment offices (Miami,

Florida and Washington, D.C.), including any co-located logistics hubs, and reduced its office spaces in San Francisco, California.
For the nine months ended September 30, 2023, the Company recognized $37.4 million in restructuring which consisted of right-of-use asset impairment charge of $26.3 million, leasehold improvements impairment charge of $7.5 million, employee severance of $3.0 million, and other related charges of $1.3 million, partially offset by a $0.7 million gain on lease terminations. The restructuring related charges were recorded on a separate line item in the Company's condensed statement of operations.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2027. As of September 30, 2023, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties are scheduling mediation in early 2024. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

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
Note 12. Income Taxes
The Company's provision for income taxes were immaterial for the three and nine months ended September 30, 2023 and 2022.
The Company does not update its deferred tax assets during interim periods. Although the Company does not update its deferred tax assets during interim periods, the Company adjusted deferred tax assets and corresponding valuation allowance for the impact of the true up of the US return filing in the second quarter of 2023 upon further evaluation of deductions related to stock compensation.
The Company maintained a full valuation allowance of $255.2 million against its gross deferred tax assets which were $291.8 million as of September 30, 2023. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of September 30, 2023, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $3.0 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of September 30, 2023. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(22,949)	$(47,258)	$(146,779)	$(157,835)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	102,648,790	96,696,417	101,087,793	95,036,618
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.49)	$(1.45)	$(1.66)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	September 30,
	2023	2022
Options to purchase common stock	1,138,465	1,862,110
Restricted stock units	14,191,427	12,429,858
Estimated shares issuable under the Employee Stock Purchase Plan	373,262	478,406
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323
Total	34,449,477	33,516,697
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Our larger footprint flagship retail stores, (“Flagship Stores”), and smaller footprint neighborhood retail stores, (“Neighborhood Stores”), provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 35.9 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2023 and 2022, our overall take rate on consigned goods was 38.1% and 36.0%, respectively. The increase in our take rate was due to the update of our commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 34.4 million members as of September 30, 2023. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through September 30, 2023, we have cumulatively paid more than $3.8 billion in commissions to our consignors. Our gross merchandise value (“GMV”) decreased by 8% to $407.6 million from $440.7 million in the three months ended September 30, 2023 and 2022, respectively. Our GMV decreased by 4% to $1,275.3 million from $1,323.0 million in the nine months ended September 30, 2023 and 2022, respectively. Additionally, our net merchandise value (“NMV”) decreased by 7% to $302.9 million from $325.1 million in the three months ended September 30, 2023 and 2022, respectively, and by 3% to $934.6 million from $968.1 million in the nine months ended September 30, 2023 and 2022, respectively. Our total revenue decreased by 7% to $133.2 million from $142.7 million in the three months ended September 30, 2023 and 2022, respectively, and decreased by 9% to $405.9 million from $443.8 million in the nine months ended September 30, 2023 and 2022, respectively. In the three months ended September 30, 2023 and 2022, our gross profit was $94.1 million and $85.8 million, respectively, representing an increase of 10%. In the nine months ended September 30, 2023 and 2022, our gross profit was $270.2 million and $252.1 million, respectively, representing an increase of 7%. See “—Impact of Public Health Emergencies and Macroeconomic Conditions on our Business” below.
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
Recent Business Developments
On February 15, 2023, we implemented a savings plan intended to reduce operating expenses by (a) terminating approximately 230 employees, representing approximately 7% of our workforce, and (b) reducing our real estate presence (see Note 9 — Leases, for further information). We may not be able to fully realize the cost savings and benefits initially anticipated from the savings plan, and the expected costs may be greater than expected. See “Risk Factors-Risks Related to Our Business and Industry - The savings plan we implemented in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches. Using artificial intelligence to assist our pricing team, we leverage our proprietary transactional database and market insights based on more than 35.9 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended September 30, 2023 was 83% as compared to 80% for the three months ended September 30, 2022.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. During the three months ended September 30, 2022, we updated the way we measure buyers who have become consignors and vice versa to include the last 12 months of activity, where previously we had measured using only the last quarter. As of September 30, 2023, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 49% of our consignors during the last twelve months had become buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except AOV and percentages)
GMV	$407,608	$440,659	$1,275,315	$1,323,028
NMV	$302,912	$325,105	$934,635	$968,124
Consignment revenue	$102,852	$93,874	$302,072	$274,780
Direct revenue	$17,356	$34,005	$63,196	$125,474
Shipping services revenue	$12,964	$14,824	$40,663	$43,584
Number of orders	794	952	2,474	2,764
Take rate	38.1%	36.0%	37.4%	36.0%
Active buyers	954	950	954	950
AOV	$513	$463	$515	$479
% of GMV from repeat buyers	87.4%	84.2%	86.9%	84.6%
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

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure as an overall assessment of our performance, to evaluate the effectiveness of our business strategies for business planning purposes and for incentive and compensation purposes. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies.
Adjusted EBITDA means net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, restructuring, CEO separation benefits, CEO transition costs, and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis and, in the case of exclusion of the impact of stock-based compensation and the related employer payroll tax expense on employee stock transactions, excludes an item that we do not consider to be indicative of our core operating performance. Investors should, however, understand that stock-based compensation and the related employer payroll tax expense will be a significant recurring expense in our business and an important part of the compensation provided to our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA Reconciliation:
Net loss	$(22,949)	$(47,258)	$(146,779)	$(157,835)
Depreciation and amortization	7,744	7,195	23,530	20,255
Interest income	(2,260)	(1,002)	(6,717)	(1,360)
Interest expense	2,673	2,675	8,018	8,014
Provision for income taxes	47	63	247	96
EBITDA	(14,745)	(38,327)	(121,701)	(130,830)
Stock-based compensation (1)	8,536	10,841	26,293	37,020
CEO separation benefits (2)	—	—	—	902
CEO transition costs (3)	—	452	159	1,018
Payroll taxes expense on employee stock transactions	74	137	142	412
Legal fees reimbursement benefit (4)	—	(1,400)	—	(1,400)
Legal settlement	—	152	1,100	456
Restructuring (5)	(856)	—	37,396	275
Other (income) expense, net	—	(6)	—	(133)
Adjusted EBITDA	$(6,991)	$(28,151)	$(56,611)	$(92,280)
(1) The stock-based compensation expense for the nine months ended September 30, 2022 includes a one-time charge of $1.0 million related to the modification of certain equity awards pursuant to the terms of the transition and separation agreement entered into with our founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer (“CEO”) on June 6, 2022 (the “Separation Agreement”).
(2) The CEO separation benefit charges for the nine months ended September 30, 2022 consists of base salary, bonus and benefits for the 2022 fiscal year, as well as an additional twelve months of base salary and benefits payable to Julie Wainwright pursuant to the Separation Agreement.
(3) The CEO transition charges for the three and nine months ended September 30, 2022 consist of general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation. The CEO transition charges for the nine months ended September 30, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(4) During the three and nine months ended September 30, 2022, we received insurance reimbursement of $1.4 million related to a legal settlement expense.
(5) Restructuring for the three and nine months ended September 30, 2022 consists of employee severance payments and benefits. Restructuring for the three and nine months ended September 30, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges, including legal and transportation expenses.
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
Restructuring
Restructuring expense is primarily comprised of right-of-use asset and fixed asset impairments, severance benefits, and other related charges, including net gain on lease terminations. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. The assumptions used such as projected future cash flows, discount rates, and determination of appropriate market comparable, are subject to volatility and may differ from actual results.
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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Consignment revenue	$102,852	$93,874	$302,072	$274,780
Direct revenue	17,356	34,005	63,196	125,474
Shipping services revenue	12,964	14,824	40,663	43,584
Total revenue	133,172	142,703	405,931	443,838
Cost of revenue:
Cost of consignment revenue	13,577	15,206	43,681	43,193
Cost of direct revenue	15,686	28,721	61,162	105,415
Cost of shipping services revenue	9,837	12,999	30,859	43,149
Total cost of revenue	39,100	56,926	135,702	191,757
Gross profit	94,072	85,777	270,229	252,081
Operating expenses:
Marketing	11,591	13,511	44,460	48,455
Operations and technology	61,038	70,782	194,645	207,159
Selling, general and administrative	44,788	47,012	138,959	147,410
Restructuring	(856)	—	37,396	275
Total operating expenses	116,561	131,305	415,460	403,299
Loss from operations	(22,489)	(45,528)	(145,231)	(151,218)
Interest income	2,260	1,002	6,717	1,360
Interest expense	(2,673)	(2,675)	(8,018)	(8,014)
Other income (expense), net	—	6	—	133
Loss before provision for income taxes	(22,902)	(47,195)	(146,532)	(157,739)
Provision for income taxes	47	63	247	96
Net loss	$(22,949)	$(47,258)	$(146,779)	$(157,835)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Consignment revenue	77%	66%	74%	62%
Direct revenue	13	24	16	28
Shipping services revenue	10	10	10	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	10	11	11	10
Cost of direct revenue	12	20	15	24
Cost of shipping services revenue	7	9	8	9
Total cost of revenue	29	40	34	43
Gross profit	71	60	66	57
Operating expenses:
Marketing	9	9	11	11
Operations and technology	46	50	48	47
Selling, general and administrative	34	33	34	33
Restructuring	(1)	—	9	—
Total operating expenses	88	92	102	91
Loss from operations	(17)	(32)	(36)	(34)
Interest income	2	1	2	—
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(17)	(33)	(36)	(36)
Provision for income taxes	—	—	—	—
Net loss	(17)%	(33)%	(36)%	(36)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Consignment Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Consignment revenue	$102,852	$93,874	$8,978	10%
Consignment revenue increased by $9.0 million, or 10% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in revenue was driven by an 11% increase in AOV and a 210 basis point improvement in our take rate during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Higher AOV was driven by a year-over-year increase in average selling prices driven by a shift toward higher-value items and reduced lower-value items, partially offset by a decrease in units per transaction.
Overall GMV decreased by 8% during the three months ended September 30, 2023. The decrease in GMV was driven by lower volume, offset by a higher take rate and favorable returns and cancellations rate. Our take rate increased to 38.1% from 36.0% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the update of our commission structure which went into effect on November 1, 2022 and a shift in mix of products sold toward higher-value items. Additionally, returns and cancellations as a percentage of GMV improved for the three months ended September 30, 2023 to 25.7% from 26.2% for the three months ended September 30, 2022.
Direct Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Direct revenue	$17,356	$34,005	$(16,649)	(49)%
Direct revenue decreased by $16.6 million, or 49%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue. We anticipate direct revenue to decrease as a percentage of total revenue, as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future, but we anticipate the rate of decline to moderate over time.

Shipping Services Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$12,964	$14,824	$(1,860)	(13)%
Shipping services revenue decreased by $1.9 million, or 13%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the decrease in the number of orders in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Cost of Consignment Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$13,577	$15,206	$(1,629)	(11)%
Cost of consignment revenue decreased by $1.6 million, or 11%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in consignor inventory adjustments related to lost or damaged products and a decrease in credit card fees associated with consignment sales.
Consignment revenue gross margin increased by 300 basis points in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily driven by the improvement in take rate and the resulting increase in consignment revenue.
Cost of Direct Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$15,686	$28,721	$(13,035)	(45)%
Cost of direct revenue decreased by $13.0 million, or 45%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 592 basis points for the three months ended September 30, 2023, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than consignment revenue.
Cost of Shipping Services Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$9,837	$12,999	$(3,162)	(24)%
Cost of shipping services revenue decreased by $3.2 million, or 24%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a decrease in the number of orders and realizing benefits of cost savings initiatives.
Shipping services revenue gross margin increased by 1,181 basis points for the three months ended September 30, 2023, primarily due to decreased costs related to cost saving initiatives.
Our total gross margin increased by 1,053 basis points in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the decrease in direct revenue as a percentage of total revenue and the improvement in take rate. Gross margin may vary from period to period.
Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Marketing	$11,591	$13,511	$(1,920)	(14)%
Marketing expense decreased by $1.9 million, or 14%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to decreased advertising costs as we gain more efficiency.
As a percent of revenue, marketing expense remained flat at 9% in the three months ended September 30, 2023 and 2022. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Operations and technology	$61,038	$70,782	$(9,744)	(14)%
Operations and technology expense decreased by $9.7 million, or 14%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to impacts of the savings plan implemented in February 2023 and decreased unit volume, which resulted in decreased employee compensation related expenses from a decrease in headcount and overhead costs.
As a percent of revenue, operations and technology expense decreased to 46% from 50% in the three months ended September 30, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$44,788	$47,012	$(2,224)	(5)%
Selling, general and administrative expense decreased by $2.2 million, or 5%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to decreased employee compensation related expenses due to a decrease in headcount.

As a percent of revenue, selling, general and administrative expense increased to 34% from 33% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Restructuring	$(856)	$—	$(856)	100%
Restructuring decreased by $0.9 million, or 100%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a gain recognized on various lease terminations during the three months ended September 30, 2023. The Company expects that the implementation of the restructuring and reduction in real estate will be substantially complete by the end of fiscal year 2023.
Interest Income

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest income	$2,260	$1,002	$1,258	126%
Interest income increased by $1.3 million, or over 100%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily driven by higher average interest rates.
Interest Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest expense	$(2,673)	$(2,675)	$2	0%
Interest expense remained flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as our outstanding convertible senior note balances and interest rates remained constant.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Consignment Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$302,072	$274,780	$27,292	10%
Consignment revenue increased by $27.3 million, or 10%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in revenue was driven primarily by an increase in consignment GMV, a 8% increase in our AOV and 140 basis point improvement in our take rate during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Overall GMV decreased by 4% during the nine months ended September 30, 2023. The decrease in GMV is driven by a decrease in direct GMV, slightly offset by the increase in consignment GMV.
Returns and cancellations as a percentage of GMV remained flat for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our take rate increased to 37.4% from 36.0% during the nine months ended September 30, 2023 compared to the same period last year due to the update of our commission structure which went into effect on November 1, 2022 and a shift in mix of products sold toward higher-value items within the nine months ended September 30, 2023.

Direct Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Direct revenue	$63,196	$125,474	$(62,278)	(50)%
Direct revenue decreased by $62.3 million, or 50%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue. We anticipate direct revenue to decrease as a percentage of total revenue, as we have acted to limit the amount of direct purchases from businesses and plan to continue to do so in the future, but we anticipate the rate of decline to be moderate over time.
Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$40,663	$43,584	$(2,921)	(7)%
Shipping services revenue decreased by $2.9 million, or 7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in the number of orders in September 30, 2023 compared to the nine months ended September 30, 2022.
Cost of Consignment Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$43,681	$43,193	$488	1%
Cost of consignment revenue increased by $0.5 million, or 1%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by the increase in consignment revenue, partially offset by efficiencies in our cost leverage.
Consignment revenue gross margin increased by 126 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the improvement in take rate and the resulting increase in consignment revenue.
Cost of Direct Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$61,162	$105,415	$(44,253)	(42)%
Cost of direct revenue decreased by $44.3 million, or 42%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 1,277 basis points for the nine months ended September 30, 2023, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than consignment and service revenue.
Cost of Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$30,859	$43,149	$(12,290)	(28)%
Cost of shipping services revenue decreased by $12.3 million, or 28%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in the number of orders, and due to realizing benefits of cost savings initiatives.
The shipping services revenue gross margin increased by 2,311 basis points for the nine months ended September 30, 2023, primarily due to decreased costs related to cost saving initiatives.
Marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Marketing	$44,460	$48,455	$(3,995)	(8)%
Marketing expense decreased by $4.0 million, or 8%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to decreased advertising costs as we gain more efficiency.
As a percent of revenue, marketing expense remained flat in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Operations and technology	$194,645	$207,159	$(12,514)	(6)%
Operations and technology expense decreased by $12.5 million or 6% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount. The decrease was also attributed to lower rent and lease related expenses due to retail store closures related to the savings plan implemented during 2023.
As a percent of revenue, operations and technology expense increased to 48% from 47% in the nine months ended September 30, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$138,959	$147,410	$(8,451)	(6)%
Selling, general and administrative expense decreased by $8.5 million, or 6%, in the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount. The decrease was also attributed to lower rent and lease related expenses due to office closures related to the savings plan implemented during 2023.

As a percent of revenue, selling, general and administrative expense increased to 34% from 33% in the nine months ended September 30, 2023 and 2022, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Restructuring	$37,396	$275	$37,121	13,499%
Restructuring increased by $37.1 million, or over 100%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction. Restructuring consisted of right-of-use asset impairment charge of $26.3 million, leasehold improvement asset impairment charge of $7.5 million, employee severance of $3.0 million and other related charges of $1.3 million, slightly offset by a $0.7 million gain on lease terminations. The Company expects that the implementation of the restructuring and reduction in real estate will be substantially complete by the end of fiscal year 2023.
Interest Income

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest income	$6,717	$1,360	$5,357	394%
Interest income increased by $5.4 million, or over 100%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher average interest rates.
Interest Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest expense	$(8,018)	$(8,014)	$(4)	0%
Interest expense remained flat for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as our outstanding convertible senior note balances and interest rates remained constant.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $170.8 million and an accumulated deficit of $1,097.9 million. With the expiration of the Revolving Credit Agreement in the three months ended June 30, 2023, we had restricted cash of $15.8 million as of September 30, 2023, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of September 30, 2023 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
In April 2021, the Company entered into a loan and security agreement (“Revolving Credit Agreement”) with a lender, to provide a revolving line of credit of up to $50 million. The credit facility was set to expire in April 2023. In April 2023 the Company signed an amendment with the lender to extend the credit facility through June 2023. As of June 30, 2023, $0 had been drawn on the Revolving Credit Agreement, and the credit facility has expired and was not renewed.
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(71,791)	$(95,255)
Investing activities	(35,398)	(26,255)
Financing activities	(36)	3,778
Net decrease in cash, cash equivalents and restricted cash	$(107,225)	$(117,732)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $71.8 million, which consisted of a net loss of $146.8 million, adjusted by non-cash charges of $109.0 million and cash outflows due to a net change of $34.0 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $21.4 million in operating lease liabilities, a $15.0 million decrease in accrued consignor payable, a $2.9 million increase in accounts receivable, and a $2.9 million increase in other assets, partially offset by a decrease of $9.5 million in inventory.
During the nine months ended September 30, 2022, net cash used in operating activities was $95.3 million, which consisted of a net loss of $157.8 million, adjusted by non-cash charges of $77.8 million and cash outflows due to a net change of $15.2 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $13.1 million in operating lease liabilities, an increase of $6.5 million in prepaid expenses and other current assets, a $4.5 million decrease in other accrued and current liabilities, partially offset by a decrease of $6.2 million in inventory driven by a decrease in direct purchases of inventory from vendors, and by a $4.1 million increase in accounts payable.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $35.4 million, which consisted of $25.5 million for purchases of property and equipment, net, including leasehold improvements and $9.9 million for capitalized proprietary software development costs.
During the nine months ended September 30, 2022, net cash used in investing activities was $26.3 million, which consisted of $16.4 million for purchases of property and equipment, net, including leasehold improvements and $9.8 million for capitalized proprietary software development costs.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities remained relatively flat. Proceeds of $0.4 million from the issuance of employee stock purchase plan (“ESPP”) shares were offset by $0.5 million of taxes related to restricted stock units vesting.
During the nine months ended September 30, 2022, net cash provided by financing activities was $3.8 million, which consisted of proceeds of $2.9 million from the exercise of stock options and proceeds of $0.9 million from the issuance of ESPP shares, partially offset by less than $0.1 million of taxes related to restricted stock units vesting.

Convertible Senior Notes
As of September 30, 2023, we had 3.00% convertible senior notes due 2025 (the “2025 Notes”) outstanding in an aggregate principal amount of $172.5 million and 1.00% convertible senior notes due 2028 (the “2028 Notes”) outstanding in an aggregate principal amount of $287.5 million. A portion of the net proceeds from the sale of these convertible senior notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
Contractual Obligations and Commitments
As of September 30, 2023, there were no material changes to the Company's material contractual and other obligations other than disclosed in Note 9 — Leases to our condensed financial statements. In the nine months ended September 30, 2023, the Company entered into agreements to terminate or remove leased space which reduced the Company's cash requirements related to our operating leases by $9.0 million.

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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company’s counterclaims and unclean hands defense while Chanel’s motions to dismiss and strike those claims are pending, and, on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties are scheduling mediation in early 2024. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits.

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
•The savings plan we implemented in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
•We may not be able to return to historic levels of revenue growth rate or effectively manage growth or new opportunities.
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
•The public disclosure of our Environmental, Social and Governance (“ESG”) metrics may subject us to risks.
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
We experienced net losses of $236.1 million, $196.4 million and $146.8 million in 2021, 2022 and the nine months ended September 30, 2023, respectively, and as of September 30, 2023 we had an accumulated deficit of $1,097.9 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
The savings plan we implemented in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
    In February 2023, we implemented a reduction in workforce of approximately 7% and a reduction in our real estate presence to reduce our operating expenses. See “Note 10 – Restructuring” for further details.
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
Furthermore, we may also discover that the workforce reduction will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our workforce reduction, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. In addition, our real estate reduction plan could harm our brand reputation, constrain our ability generate new supply, and reduce demand in buyers. If we decide to open retail locations in the future, we may not be able to secure leases on comparable terms in comparable locations. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
We may not be able to return to historic levels of revenue growth rate or effectively manage growth or new opportunities.
Our past revenue growth should not be considered indicative of future performance. While we experienced revenue growth in 2019, 2021 and 2022, our revenue for the nine months ended September 30, 2023 decreased compared to the prior year period, and we expect our revenue for fiscal 2023 to be lower than 2022. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. As we grow our business, our revenue growth rates may continue to decline in future periods due to a number of factors, including our inability to attract and retain consignors, general economic conditions, including a recession, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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

The extent to which an epidemic, pandemic or similar serious public health issue could impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the epidemic, pandemic or similar public health issue; government, business and individual actions that have been and continue to be taken in response; the impact of the public health issue on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed deliveries to our buyers; and weakened consumer demand. Additionally, the increased number of employees who work remotely during a public health emergency or outbreak could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be exacerbated by an epidemic, pandemic or similar serious public health issue.
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

Our growth strategies, including our initiatives to pursue new revenue streams, are evolving. For example, we have recently introduced third party advertising on our online marketplace. However, these efforts might not be successful, could be perceived negatively by potential consignors and buyers using our online marketplace, or we may not be able to pursue them at all. We may limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we seek to balance new initiatives with our desire to provide an optimal user experience on our online marketplace, and we may not be successful in achieving a balance that continues to retain and attract consignors and buyers. If our growth strategies, including our initiatives to pursue new revenue streams, are not successful, do not generate sustainable revenue or help us achieve profitability, it could have a material adverse impact on our business and operating results.
Risks Relating to Supply
We may not be able to obtain sufficient new and recurring supply of pre-owned luxury goods.
Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our luxury consignment offices. We also reach new consignors through paid advertising, marketing materials, digital marketing, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We cannot be certain that these efforts will yield new consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. If our updated take rate structure is not successful in increasing the consignment of such items, our brand and reputation could be adversely affected, we may generate less revenue than expected, and we may choose to further refine the structure. We have a buy upfront program in an effort to generate additional supply. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business and our operating results would be adversely affected.
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
We have established brand partnerships with certain brands, and may seek to add additional brand partnerships in the future. We believe that these partnerships are important to increasing our supply and growing our business. We make direct purchases of products from our brand partners, which helps us to drive supply and expand our product offerings. To establish and maintain these partnerships, brands must trust, among other things, our authentication process and that we provide a level of customer service that matches those generally provided by luxury brands, for both consignors and buyers, online and in-store. If we are unable to provide value to our existing partners or to add new partners, the growth of our business may be harmed.
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
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the fourth quarter holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of macroeconomic uncertainty, inflation, geopolitical instability due in part to the conflict between Russia and Ukraine, the Israel-Hamas war and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of the COVID-19 pandemic and recent macroeconomic uncertainty, rising interest rates, inflationary pressures, credit constraints and geopolitical instability due in part to the conflict between Russia and Ukraine and the Israel-Hamas war. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product or genuine gemstone, piece of jewelry or work of art. From time to time, we receive counterfeit goods for consignment. While we continue to invest and innovate heavily in our authentication processes and methods, and we reject any goods we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is consigned to us. In addition, when our authentication method does not involve taking physical possession of goods prior to the sale, our ability to identify counterfeits may decrease, and order cancellations may increase. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain consignors, buyers and brand partners. Additionally, we have been and may in the future be subject to negative press or public allegations, including on social media, that our authentication processes are inadequate. Any material failure or perceived failure in our authentication operations could cause buyers and consignors to lose confidence in our platform and adversely affect our revenue.
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
The public disclosure of our Environmental, Social and Governance (“ESG”) metrics may subject us to risks.
We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to environmental, social, and governance activities. In addition, we may be required to disclose various ESG metrics, progress against goals and other detailed information under applicable laws and regulations. Any failure to meet our goals, change in our ESG priorities or strategies, or perception that we fail to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including by impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results.
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
Our success depends in part on our ability to attract and retain key personnel on our executive team. Senior employees have left our company in the past and others may leave in the future. We often cannot anticipate such departures and may not be able to promptly replace key leadership personnel. For example, in September 2023, we announced that our Chief Financial

Officer, Robert Julian, will depart the Company effective January 31, 2024 or, if earlier, the date a new Chief Financial Officer assumes the position. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, California enacted legislation that came into effect January 2020, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide disclosures to California consumers and afford such consumers qualified privacy rights, such as rights of access, deletion and to opt-out of the sales of their personal information. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to opt-out preference signals. The new California Privacy Protection Agency completed its first round of rule making but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities, for its second round of rule making, which began in March 2023. It remains unclear how these new amendments will be interpreted or when the second round of rule making activity will conclude. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, several other U.S. states, including Virginia, Connecticut, Colorado, Utah, Iowa, Indiana, Montana, Oregon, Tennessee and Texas have passed similar consumer data privacy laws that also extend privacy rights to individuals, including the rights to opt out of targeted advertising. Finally, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. Recent litigation in the EU has driven significant changes in enforcement and interpretation, and we cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations.
Given the increased regulatory focus on the use of data for advertising, we may be subject to new and unexpected regulations, including proposals for regulation of artificial intelligence or other automated decision making processes. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to create targeted marketing and advertising and offer certain bespoke product features and other capabilities to drive efficiencies in our merchandising operations, thereby impairing our ability to maintain and attract new consignors and buyers, which could have a material adverse effect on our business and operating results.
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
Our certificate of incorporation provides that, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding, any action asserting a claim of breach of a fiduciary duty, any action arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation or our bylaws, any other action that is governed by the internal affairs doctrine or any other action asserting an “internal corporate claim,” as defined in the DGCL. These exclusive-forum provisions do not apply to claims under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
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
Prior to the adoption of ASU 2020-06, under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, we accounted for the liability and equity components of the Notes separately because the Notes may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. This bifurcation resulted in a debt discount for Notes. See “Note 2—Summary of Significant Accounting Policies— Convertible Senior Notes.” We used the effective interest method to amortize the debt discount to interest expense over the amortization period, which is the expected life of the Notes. However, we adopted ASU 2020-06 as of January 1, 2022, under which we now account for the Notes as a single liability measured at their amortized cost. Upon adoption, we recorded a cumulative effect adjustment of $13.4 million as a reduction to accumulated deficit and a reduction to additional paid in capital of $112.1 million related to amounts attributable to the value of the conversion options that had previously been recorded in equity. Additionally, we recorded an increase to the Notes balance by an aggregate amount of $98.6 million as a result of the reversal of the separation of the convertible debt between debt and equity. As a result of the adoption of ASU 2020-06, we also derecognized $27.5 million of deferred tax liabilities and recognized $0.2 million of deferred tax assets, resulting in a $27.7 million increase to the net deferred tax assets and a corresponding increase of $27.7 million in the offsetting valuation allowance.
The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in periods beginning on or after January 1, 2022 as a result of eliminating the discount associated with the equity component. In addition, following adoption, we are required to calculate diluted earnings per share using the “if converted” method, which assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which can adversely affect our diluted earnings per share. Future amendments to the accounting treatment for the Notes, could adversely affect our financial results, the trading price of our common stock and the trading price of the Notes.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1†*	The RealReal, Inc. 2019 Equity Incentive Plan Non-Employee Director Deferred Restricted Stock Unit Award Agreement and Deferral Election Form

10.2†
Transition and Separation Agreement by and between The RealReal, Inc. and Robert Julian, dated September 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on September 29, 2023).

10.3†
Consulting Services Agreement by and between The RealReal, Inc. and Robert Julian, dated September 28, 2023 (incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed on September 29, 2023).

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

The RealReal, Inc.

Date: November 7, 2023	By:	/s/ John Koryl
John Koryl
Chief Executive Officer

Date: November 7, 2023	By:	/s/ Robert Julian
Robert Julian
Chief Financial Officer