Form 10-K
period 2023-12-31
TheRealReal, Inc.
filed 2024-03-01
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(ad) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission File Number 001-38953
______________________________________
The RealReal, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	45-1234222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Francisco Street Suite 150 San Francisco, CA	94133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (855) 435-5893
_______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	REAL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $207,273,202 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 30, 2023. Excludes an aggregate of 8,769,715 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 30, 2023.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2024 was 104,692,411.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” included under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•    our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, and our ability to achieve and maintain future profitability, in particular with respect to the impacts of macroeconomic uncertainty and geopolitical instability;
•    our ability to return to historic levels of revenue growth and to effectively expand our operations;
•    our ability to achieve anticipated savings in connection with our reduction in workforce and associated real estate reduction plan;
•    our ability to successfully implement our growth strategies;
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
•    the accuracy and reliability of our authentication process;
•    our ability to optimize, operate and manage our authentication centers;
•    our ability to develop and protect our brand;
•    our ability to comply with laws and regulations;
•    our expectations regarding outstanding litigation;
•    the reliable performance of our network infrastructure and content delivery process;
•    our ability to detect and prevent data security breaches and fraud;
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
$1,482
$29
$120
$366
$967
$1,816
$34
$148
$380
$1,254
$1,726
$17
$140
$387
$1,182
2021
2022
2023
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
We also operate retail stores, including our smaller footprint neighborhood retail stores, or Neighborhood Stores. Our Neighborhood Stores are typically 1,800 to 3,500 square feet with items for sale reflecting a selection of the Company's online assortment and are located in areas we have identified as having a large amount of potential customers. In addition, we operate several larger footprint flagship stores, or Flagship Stores, in Los Angeles, California and New York, New York. Our Flagship Stores are typically 8,000 to 10,000 square feet with thousands of unique items for sale and are located in highly desirable, densely populated locations with strong foot traffic.
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
•    We offer buyers a vast, yet curated supply of primarily pre-owned luxury goods and instill trust in the buying process. All consigned items are put through our authentication process and thoroughly inspected for quality and condition, which builds trust in our buyer base. This trust drives repeat purchases from our buyer base and instills confidence in first-time buyers to purchase pre-owned luxury goods.
•    We also operate Neighborhood and Flagship Stores. Our stores are valuable to us in multiple ways as they help us reach higher value buyers and consignors, increase lifetime value, increase average order value, and lower return rates. We also benefit from increased brand awareness that accelerates overall market growth.
Our Consignors
By making consignment easy, convenient, reliable and fast for our consignors, we aim to unlock a vast quantity of desirable, high-quality, primarily pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2023, approximately 85% of our gross merchandise value ("GMV") came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.
Our sales and service organization is responsible for obtaining exclusive supply for our online marketplace and retail stores. Our sales professionals generate a robust pipeline of new consignors and build lasting relationships, which cannot be easily replicated. They consult on the consignment process and leverage data to advise consignors on pricing, expected selling time and market trends.
•    We deliver an end-to-end service experience. We remove friction from the consignment process by providing multiple consignment methods. We offer concierge at-home consultation and pickup, and virtual consultations with consignors via online face-to-face platforms. Consignors may also drop off items at our luxury consignment offices. Our Neighborhood and Flagship Stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers.
•    We do the work on behalf of consignors. All consigned items are authenticated, written up photographed, priced, sold and fulfilled on behalf of the individual consignor, making the consignment process seamless. Improvements in our automation of authentication, pricing, copywriting and photo retouching have improved the efficiency of our operations.
•    We generate high commissions for consignors. Our scale and global reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. In November 2022, we launched a pricing tool for our consignors that provides transparency and detail on commission rates for specific categories and other aspects of the take rate structure. Our consignors can earn up to 90% of the proceeds from the sale of their consigned items in commissions and achieved an overall commission rate of approximately 63% in 2023.
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
•    We drive rapid monetization. Our online marketplace efficiently matches supply with demand resulting in sales velocity of approximately 54% and 58% of the products on our online marketplace sold within 30 days, in 2023 and 2022 respectively. In addition to sales velocity, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the measurement period divided by the aggregate initial value of items added to our online marketplace in that period. In 2023 and 2022, our online marketplace sell-through ratios were 92% and 91%, respectively.
Our Buyers
We make it easy for buyers to shop our vast, yet curated selection of authenticated, primarily pre-owned luxury goods. In 2023, we had approximately 1 million active buyers and approximately 87% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we aim to attract new buyers and drive repeat purchases from our existing buyers.
•We offer a seamless buying experience. Buyers access our omni-channel online marketplace through our website, mobile app and retail stores, enabling them to purchase anytime, anywhere. Our Neighborhood and Flagship Stores also offer our buyers a sophisticated shopping experience, in a beautifully designed space, where they can shop our dynamic curation of authenticated pre-owned luxury goods across all of our categories.
•We build trust through our authentication process. We continue to invest and innovate in authentication, both in our people and our technology. We believe we have the most rigorous authentication process in the resale luxury goods marketplace. We have highly trained gemologists, horologists, brand experts and art curators who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes, among other things, inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. In 2022, we implemented proprietary AI microphotography to assist in authenticating high-end handbags. As of 2023, over 50% of handbags are first-pass authenticated using AI microphotography. Our gemologists and horologists inspect and authenticate fine jewelry and watches, and each piece we sell comes with an authentication certificate. We utilize state-of-the-art gemological devices, including proprietary gemstone technology, to assist these experts. Additionally, across all of our categories, our experts leverage proprietary item and consignor risk scoring algorithms to assist in authentication. For inventory sold through our drop-ship consignment service that does not pass through our authentication centers, our authentication process includes diligence of our partners and procedures for establishing provenance, as well as quality checks and audits. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are removed from our authentication centers.
•We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2023, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.
•We provide a gateway to luxury brands. We believe we are expanding the overall market for both new and pre-owned luxury goods, as the ability to experience and engage with luxury brands through our online marketplace results in an earlier appreciation for high-quality, well-crafted items, and inspires consumers to purchase new luxury items.
Our Technology
Technology powers all aspects of our business, including our complex, single-SKU inventory management system. Our supply comes from thousands of individual consignors and businesses across the United States. Each item we sell is a unique, individual stock keeping unit (“single-SKU”) and is exclusively available on our online marketplace or in our retail stores. Given the complexity of our inventory model, we developed specialized, proprietary applications to optimize inbound processes. We increasingly use our technology platform to automate authentication, pricing, copywriting and photo retouching for goods sold through our online marketplace.
Our powerful data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from approximately 1.1 billion views of items by potential buyers on our online marketplace in 2023, which we refer to as item views, and approximately 37.5 million item sales since our inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary machine learning technology and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.

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
As we move forward, we strive to continuously review our sustainability commitments, strategies and priorities. Recent sustainability efforts include:
•    Fair Condition Program. This new program has enabled us to offer more secondhand, luxury items and has the effect of increasing the total number of consigned items in the circular economy. To aid buyers in assessing the condition of items in our online marketplace, we assign items a condition level. In the first quarter of 2022, we began accepting items in “fair” condition, which tend to be listed at more accessible price points given their level of wear. In 2023, demand for items in fair condition remained strong.
•    Sustainability Task Force. In 2020, we formed a cross-functional Sustainability Task Force to identify projects throughout the organization that have the potential to reduce our environmental impact. The Sustainability Task Force prioritizes high impact projects and aims to embed a focus on sustainability across the organization. In early 2022, we reorganized the Sustainability Task Force into several individual working groups so we could concentrate our efforts on specific, meaningful projects, including preferred materials, transportation optimization, employee travel, employee experience and waste. In 2023, the Sustainability Task Force focused on reducing energy expenditures and limiting use of packaging materials. Throughout 2022 and 2023, members of the Sustainability Task Force provided periodic updates to our executives and the Corporate Governance and Nominating Committee of the Board of Directors on our progress toward achieving our goals and initiatives.
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
•    ReCollections. Through our ReCollection program, we transform unwearable or damaged items into unique, premium luxury upcycled items. In 2023 and early 2024, we partnered with the Fashion Institute of Technology ("FIT"). As part of a design and upcycling competition, we asked eight FIT students to create one-of-a-kind coats from otherwise unwearable or damaged items. The reimagined and upcycled coats were debuted and sold in January 2024.
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
As of December 31, 2023, we had 3,032 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our authentication centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive.
Diversity and Inclusion
We work to inspire and empower our employees to think creatively and authentically, share their ideas, bring their whole selves to work, and strive for greatness every day. We are proud to have a diverse team, and we recognize there is opportunity for us to continue improving representation, particularly among our senior leadership. We support and celebrate diversity, and are committed to providing an equal employment opportunity regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, gender identity or expression, or veteran status. Below is a breakdown of how our team self-identifies as of December 31, 2023 (table does not reflect, of the total individuals surveyed, approximately 9% who chose not to self-identify, approximately 1% who identified as Native American, and approximately 1% who identified as Hawaiian or Pacific Islander):

	All	Corporate	Management	Executives	Board
Black	15%	13%	7%	0%	13%
Hispanic/Latinx	31%	16%	16%	4%	0%
Asian	7%	12%	11%	11%	0%
Two or More Races	4%	6%	4%	4%	0%
White	33%	42%	50%	63%	87%
Female	66%	67%	62%	48%	50%

DEI Vision and Strategy. We believe that creating a more sustainable future by growing the circular economy requires us to bring different perspectives. We believe that a more sustainable future is an equitable one, and that growing the circular economy requires us to unlock the power of differences and solve problems together in new and meaningful ways. We aim to design equitable future through our four-pillar strategy: People, Culture, Commerce and Community. We are committed to building a strong culture of trust, safety, collaboration and belonging to fuel our purpose, people and performance. Since introducing our diversity, equity and inclusion (“DEI”) vision and strategy in 2021, we have taken meaningful action to follow through on those commitments, keeping our employees' voices at the center of our work, and taking a renewed look at our strategy to ensure continued alignment with our mission. We continue to assess self-reporting options that reflect our diverse workforce and encourage our employees to share how they self-identify, including gender identity, LGBTQ identity, veteran status, and disability status. Since introducing the ability for our employees to share pronouns across our technologies, approximately 62% of our total employee population has chosen to share their pronouns as of December 31, 2023 in support of allyship and gender inclusion.
Employee Resource Groups. Our Employee Resource Groups (“ERGs”) help to engage employees and advance inclusion and belonging through opportunities for education, awareness, development, community and social connection. Since forming in 2020, our six ERGs have continued to mature and progress into impactful communities that strengthen our culture. In 2023, we welcomed the addition of our seventh ERG, Real Chaverim, a space for our Jewish community and allies to share knowledge and experiences. In 2023, ERG membership and participation remained strong with over

1,000 employees participating in programs focused on leadership, culture, well-being, mental health, and community impact. Our groups collaborated to host compelling conversations with diverse thought leaders and experts, test hybrid and location specific approaches for reaching our distributed workforce, and led several local service projects in our authentication centers during Earth Month in April with community partners.
Culture. In 2023, we conducted our annual employee engagement survey to better understand employees’ sentiment across a range of topics and factors; management, teamwork, alignment, enablement and inclusion were among our top scoring factors. In 2023, our engagement efforts focused on well-being, leadership, communication, and inclusion. In 2023, we continued to roll out our DEI learning platform throughout our businesses in 2023, expanding access to individual contributors and enabling more employees to build and develop inclusive leadership skills through self-paced learning to better serve our people, buyers, consignors and communities. As part of our work to build a culture of trust, we encourage employees to share real-time feedback on culture, bias, discrimination and harassment, or behavior that does not reflect our values and policies through our company-wide employee reporting tool.
The RealReal, Inc. Foundation. The RealReal, Inc. Foundation was founded at the time of our initial public offering in 2019 with the aim of advancing equity in the communities in which we operate through access to education. Since its formation, the foundation has provided annual college scholarships and supported numerous community organizations, including the Success Bound Youth Leadership Academy, the Secaucus Youth Alliance, Enterprise for Youth, Friendly House, Education Forward Arizona and the Virgil Abloh™ "Post-Modern" Scholarship Fund, which aims to preserve his vision for a more diverse and equitable fashion industry.
Director Refreshment. When searching for new directors, our board of directors has committed to including in any pool of director candidates for consideration highly qualified candidates who would bring racial, ethnic, and/or gender diversity our board of directors if chosen.
Talent Development and Training
We believe that the training and development of our employees is critical to our long-term success. We offer a variety of employee training programs in addition to the DEI programs discussed above, including onboarding, technical skills training, product and services training, and managerial soft skills training. These programs include training specific to each of our business functions, enabling us to provide our consignors and buyers with a consistent luxury experience. For example, we support our sales professionals by providing a three-week virtual onboarding sequence conducted through peer-to-peer, facilitated and self-learning sessions, followed by continuous professional development programs. In 2023, we provided a Manager Development Series to people managers in retail, sales and operations.
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
Each employee receives training appropriate to the scope and nature of their role. Our Fair Labor Standards Act-exempt employees receive an annual performance review and our people managers have quarterly meetings with their employees to address performance and development, as appropriate. As a part of our onboarding program, we have developed an engagement monitoring plan for our employees in the form of personal check-ins and questionnaires.
Health, Safety and Wellness
We are committed to ensuring the health and safety of all employees and require compliance with all applicable local laws and regulations governing working conditions, working hours, fair wages, and compensation.
We recognize that in addition to minimizing work-related injuries and illness, a safe and healthy work environment supports employee retention and morale and enhances the quality of products and services. We treat all applicable health and safety regulations as a minimum standard as we are committed to high standards for our working environments that protect the well-being of all employees. We encourage consultation and cooperation between management and employees in developing occupational health and safety mechanisms through ongoing dialogue. We expect senior management to integrate health and safety mechanisms in business activities and monitor the program’s effectiveness. In 2022, we implemented the REAL Respect program, which provides community guidelines for our employees, consignors and buyers aimed toward creating a positive and safe experience for all. In 2023, we launched TRR

Secure, a smartphone security app that enables field employees to discreetly contact emergency services via multiple channels if they are in a situation that makes them feel uneasy, unsafe or uncomfortable.
We continued to focus on employees’ overall well-being in 2023 through a range of programs that support access to care, along with resources and tools to address the following pillars of wellness: physical, mental/emotional, financial, and community.
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
Corporate Information
We were incorporated in the state of Delaware in March 2011. Our principal executive offices are located at 55 Francisco Street, Suite 150, San Francisco, California 94133, and our telephone number is (855) 435-5893. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports (and amendments and exhibits thereto) filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the Securities and Exchange Commission (“SEC”), as well as proxy statements filed by us, free of charge on our website at www.therealreal.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this or any other report we file with, or furnish to, the SEC, and you should not consider information on our website to be part of this or any other report we file with, or furnish to, the SEC. Such periodic reports, proxy statements and other information are also available at the SEC’s website at http://www.sec.gov.
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
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission ("SEC"). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net losses of $236.1 million, $196.4 million and $168.5 million in 2021, 2022 and 2023, respectively, and as of December 31, 2023 we had an accumulated deficit of $1,119.6 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
The savings plan we implemented in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
    In February 2023, we implemented a reduction in workforce of approximately 7% and a reduction in our real estate presence to reduce our operating expenses. See “Note 11 – Restructuring” for further details.
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
Our past revenue growth should not be considered indicative of future performance. While we experienced revenue growth in 2019, 2021 and 2022, our revenue for fiscal 2023 decreased compared to 2022. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. As we grow our business, our revenue growth rates may continue to decline in future periods due to a number of factors, including our inability to attract and retain consignors, general economic conditions, including a recession, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, including as a result of our strategic shift to focus on higher value item or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
We currently operate a limited number of retail stores, including a number of Neighborhood Stores with smaller footprints. We believe that retail stores are effective at raising brand awareness with consignors and buyers and generating new supply. We also believe that an expansion of our brick-and-mortar presence complements our online marketplace and strengthens the omni-channel consigning and buying experience. We have in the past and may in the future continue to reassess our retail footprint and adjust our retail strategy in particular geographies. The opening and closing of retail stores brings operational challenges. We may have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We face a number of challenges in opening new stores, including locating retail space having a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our retail operations in a cost-effective manner. We also have faced and may in the future face a number of challenges in closing existing stores, which may include significant exit costs, managing lease obligations and employee-related costs, including in connection with our recently announced real estate reduction plan. Closing existing stores may also limit our ability to attract new members, generate new supply and increase demand. We must provide our consignors and buyers with a consistent luxury experience across our retail locations. In the past, our stores have been the target of theft and have also experienced property damage. Any such future incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies. In addition, the offering of unique, single-SKU products creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our authentication centers. If we are not able to manage or execute on our retail strategy, our business, operating results, prospects and reputation may be harmed.
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

Our growth strategies, including our initiatives to pursue new revenue streams, are evolving. For example, we have recently introduced third party advertising on our online marketplace. However, these efforts might not be successful, have been, in the case of our third-party advertising, and in other cases perceived negatively by potential consignors and buyers using our online marketplace, or we may not be able to pursue them at all. We may limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we seek to balance new initiatives with our desire to provide an optimal user experience on our online marketplace, and we may not be successful in achieving a balance that continues to retain and attract consignors and buyers. If our growth strategies, including our initiatives to pursue new revenue streams, are not successful, do not generate sustainable revenue or help us achieve profitability, it could have a material adverse impact on our business and operating results.
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
In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. If such higher value items are not attractive to our existing consignors or buyers, or if such items do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in this high value category. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face novel challenges in our authentication process and methods as we expand our product offerings. In addition, we may experience greater competition in specific categories from companies that are more experienced in these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.
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
Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product or genuine gemstone, piece of jewelry or work of art. From time to time, we receive counterfeit goods for consignment. While we continue to invest and innovate heavily in our authentication processes and methods, and we reject any goods we believe to be counterfeit, we cannot be certain that every counterfeit item consigned to us will be identified. In addition, when our authentication method does not involve taking physical possession of goods prior to the sale, our ability to identify counterfeits may decrease, and order cancellations may increase. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain consignors, buyers and brand partners. Additionally, we have been and may in the future be subject to negative press or public allegations, including on social media, that our authentication processes and methods are inadequate. Any material failure or perceived failure in our authentication processes and methods could cause buyers and consignors to lose confidence in our platform and adversely affect our revenue.
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
We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to environmental, social, and governance activities. In addition, we may be required to disclose various ESG metrics, progress against goals and other detailed information under applicable laws and regulations. For example, the State of California has adopted new climate change disclosure requirements, which mandate public disclosure of certain greenhouse gas emissions data and climate-related financial risk reports. Our compliance with these and other ESG-related laws, regulations and policies could be costly, and any failure to meet our goals, change in our ESG priorities or strategies, or perception that we fail to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including by impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
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
We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship pre-owned luxury goods we sell through our online marketplace. Our ability to successfully grow our business depends on the availability and cost of leasing additional authentication centers that meet our criteria for a geographic location with access to a large, qualified talent pool as well as square footage, cost and other factors. We currently have four authentication centers - one in Arizona and three in New Jersey. Optimal space may become scarce, and where it is available, the lease terms offered by landlords may become increasingly competitive. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to secure adequate authentication centers could have an adverse effect on our business and operating results.
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
In the ordinary course of our business, we collect, process and store certain personal information (including credit card information) and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, including third-party open source software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors, including cloud storage providers, could be the subject to attacks from computer viruses, break-ins phishing attacks, social engineering, ransomware attacks, unauthorized use, attempts to overload services with denial-of-service or other attacks, which may allow hackers or other unauthorized parties, including our employees, to gain access to personal information or other data, including payment card data or confidential business information. Further, the use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Our members use our web and mobile e-commerce applications to consign and shop with us. These applications may become subject to account takeovers, denials of service, content scraping, or other attacks, which may result in our members' accounts being compromised.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. We review our security plans and strategies as threats and conditions evolve. The following is a summary of our cybersecurity risk management and strategy processes:

Enterprise Risk Management: Our enterprise risk management program includes management of material risks from cybersecurity threats alongside other Company risks as part of our overall risk assessment process. In 2023, our Internal Audit team completed an Enterprise Risk Assessment to identify and prioritize the most critical risks that could impact our ability to achieve our business priorities and make risk-informed strategic decisions. With management’s input, our Board and Internal Audit team have identified cybersecurity as one of the risks that merits the highest level of prioritization. Informed by this designation, our Internal Audit team tracks cybersecurity key indicators and engages in discussions on the status, priorities and impact of cybersecurity risk response plans; reports key information to management throughout the year to inform decision making; and reports to the Audit Committee on a quarterly basis and to the full Board on the results and progress of the risk mitigation process.

In addition, we employ a range of tools and services to inform our assessment, identification and management of material risks from cybersecurity threats, which include from time to time:
•monitoring emerging data protection laws, including the California Consumer Privacy Act and the General Data Protection Regulation, and implementing responsive changes to our processes;
•undertaking periodic reviews of our policies and statements related to cybersecurity;
•conducting cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
•conducting phishing email simulations for employees and contractors with access to corporate email systems;
•requiring employees, as well as third-parties who provide services on our behalf, to treat information and data with care; and
•conducting tabletop exercises to simulate a response to a cybersecurity incident and using the findings to improve our processes and technologies.

Incident Response Team and Outside Resources: We have formed an Incident Response Team that monitors and mitigates material risks from cybersecurity threats. This team is composed of members from the information security, engineering and legal teams. The Incident Response Team and our internal legal team work in tandem to estimate the severity and materiality of a cybersecurity incident, create a response plan and inform other stakeholders as appropriate, including the Audit Committee or the full Board. In addition, we engage several third party service providers to monitor cybersecurity threats in the market more broadly, including in relation to phishing, data leaks on the dark web, firewalls, code security and endpoint protection. To identify risks from cybersecurity threats associated with these third-party service providers, we conduct pre-contract screening and due diligence and post-contract monitoring.

Cybersecurity Task Force: We have formed a cross-functional Cybersecurity Task Force that focuses on long-term cybersecurity strategy. The Cybersecurity Task Force is composed of members from the information security, engineering and legal teams and reports to our Chief Technology and Product Officer. The Cybersecurity Task Force meets periodically to discuss developments and best practices in cybersecurity incident response. In addition, the Cybersecurity Task Force reviews the business impact and severity of potential cybersecurity incidents, as reported by our automated systems, utilization of the bug bounty program, and public reports on the threat landscape.

For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including our business strategy and results of operations, see “Risk Factors – Risks Related to Data Security, Privacy and Fraud,” which are incorporated by reference into this Item 1C.

In the three most recently completed fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Corporate Governance

Our Board of Directors provides oversight of risks from cybersecurity threats, in coordination with our Audit Committee and management team. The following is a summary of our governance processes related to cybersecurity risk management:

Board: Our full Board receives biannual updates on cybersecurity from our Chief Technology and Product Officer (the “CTPO”) or head of cybersecurity (the “CISO”) to, among other items, review cybersecurity incidents, review key metrics on our cybersecurity program and related risk management programs, and discuss our cybersecurity programs and goals. Our Board also regularly reviews cyber-related risks as part of our enterprise risk management program on a quarterly basis and receives updates from our Internal Audit team on the results of the risk monitoring and mitigation process, as described in more detail above.

Audit Committee: Our Audit Committee provides additional oversight of material risks from cybersecurity threats and engages with our CTPO or CISO regarding risk management of cybersecurity issues and to discuss potential updates to the Company’s cybersecurity risk management program, including as a result of any Cybersecurity Task Force findings. The Audit Committee receives a quarterly report from the Company’s cybersecurity team, which includes the CTPO, CISO, and members of the information security team, that summarizes progress on cyber-related key performance indicators, including product security, cloud security, risk and compliance, identity issues, and cyber defense. The Audit Committee updates the full Board on matters relating to material cybersecurity risks at least quarterly.

Management: Our CTPO is responsible for assessing and managing the Company’s material risks from cybersecurity threats, and our CISO reports directly to our CTPO regarding such threats. Our CTPO is informed about and monitors the prevention, detection, mitigation and remediation or cybersecurity incidents through the management of and participation in the Company’s Internal Audit team, Incident Response Team and Cybersecurity Task Force, as described above. As discussed above, our CTPO or CISO reports biannually to the full Board and quarterly to the Audit Committee about risks from cybersecurity threats among other cybersecurity related matters. To the extent a material cybersecurity incident occurs, our CTPO and broader management team would inform the chair of our Audit Committee of the nature, scope and impact of the incident, and involve the other members of the Audit Committee or the full Board as necessary to evaluate the risks and determine next steps. Our CTPO has served in this role since 2023 and has more than 20 years of experience in various senior leadership roles involving managing cybersecurity and compliance teams, including as Head of Tech and Digital at Lovevery and as Chief Technology and Product Officer at Zulilly.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California and are leased for a term that expires in 2027 with a right of renewal. We lease an aggregate of approximately 1.4 million square feet of space for storage, merchandising operations and fulfillment located in Arizona and New Jersey. The lease to our Arizona facility expires in 2031, and leases to our three New Jersey facilities each expire in 2029, all with a right of renewal. We lease additional offices located in Los Angeles and New York City, and we have leased several retail spaces and luxury consignment offices in other high traffic areas, including in New York City and Los Angeles.
Item 3. Legal Proceedings.

From time to time, the Company is subject to, and is presently involved in, litigation and other legal proceedings and from time to time, the Company receives inquiries from government agencies. Accounting for contingencies requires the Company to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The

Company records a loss contingency when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company discloses material contingencies when a loss is not probable but reasonably possible.

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties are working to schedule mediation in the first half of 2024. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on May 28, 2024. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Stockholders
As of the close of business on February 20, 2024, there were 137 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans will be incorporated by reference to our 2024 proxy statement set forth in the section titled “Equity Compensation Plan Information” that will be filed with the SEC within 120 days of the year ended December 31, 2023 (the “Proxy Statement”).
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Consignors may also drop off items at our luxury consignment offices. Our Neighborhood and Flagship Stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 37.5 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2023 and 2022, our overall take rate on consigned goods was 37.5% and 36.0% respectively. The increase in our take rate was due to the update of our consignor commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 35.2 million members as of December 31, 2023. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.
Through December 31, 2023, we have cumulatively paid approximately $4.0 billion in commissions to our consignors. Our GMV decreased to $1.7 billion in 2023 from $1.8 billion in 2022. Our AOV increased to $523 in 2023 from $483 in 2022. In 2023 and 2022, our total revenue was $549.3 million and $603.5 million, respectively, representing a decrease of 9% in 2023. In 2023 and 2022, our gross profit was $376.3 million and $348.7 million, respectively, representing an increase of 8% in 2023.
Impact of Public Health Emergencies and Macroeconomic Conditions on Our Business
The impact of public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic has affected, and may continue to affect our business and results of operations. During any public health emergency, our top priority is to protect the health and safety of our employees and our customers. Macroeconomic uncertainty and inflationary pressure have and may in the future drive lower demand for the end customer and increase costs of labor and shipping.
Business Developments
On February 15, 2023, we implemented a savings plan intended to reduce operating expenses by (a) terminating approximately 230 employees, representing approximately 7% of our workforce, and (b) reducing our real estate presence (see Note 10 — Leases, for further information). We may not be able to fully realize the cost savings and benefits initially anticipated from the savings plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Business and Industry— The savings plan we implemented in February 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”
Other Factors Affecting Our Performance
Other key business and marketplace factors, independent of the health and economic impact of public health emergencies and macroeconomic conditions, impact our business. To analyze our business performance, determine financial forecasts and help develop long-term strategic plans, we focus on the factors described below. While each of these factors presents significant opportunity for our business, collectively, they also pose important challenges that we must successfully address in order to sustain our growth, improve our operating results and achieve and maintain our profitability.
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
We measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2023 and 2022, our marketplace sell-through ratios were 92% and 91%, respectively.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2023 and 2022, repeat consignors accounted for approximately 84% and 83% of GMV, respectively.
Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. We have experienced higher than average buyer satisfaction, as evidenced by our buyer net promoter score of 51 in 2023, and compared to our online shopping industry average of 45 according to NICE Satmetrix U.S. Consumer 2023 data. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
The graph below shows trends in purchasing activity for buyer cohorts for each year beginning in 2017. Each cohort represents all buyers that first purchased across our online marketplace in the designated year and the aggregate
GMV purchased by such cohort for the initial year and each year thereafter. As illustrated in the graph below, we have seen consistent retention of buyer activity across cohorts through 2023. In 2020, buyer retention was impacted by the adverse impacts of COVID-19 on supply, and as a result, GMV.

Annual GMV by Buyer Cohort Year
($ in millions)
Millions
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
2017
2018
2019
2020
2021
2022
2023
2017
2018
2019
2020
2021
2022
2023

We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2023, 15% of our buyers had become consignors and 49% of our consignors had become buyers. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included.

Buyers Who Are Also Consignors
(% of GMV)
36.7%
40.5%
43.7%
44.1%
47.5%
48.9%
52.3%
2017
2018
2019
2020
2021
2022
2023

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

Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except AOV and percentages)
GMV	$1,725,983	$1,815,983	$1,482,432
NMV	$1,269,880	$1,335,506	$1,092,353
Consignment revenue	$415,572	$384,979	$302,221
Direct revenue	$79,160	$158,726	$120,844
Shipping services revenue	$54,572	$59,788	$44,627
Number of orders	3,300	3,757	2,981
Take rate	37.5%	36.0%	34.7%
Active buyers	922	998	797
AOV	$523	$483	$497
GMV
GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 26.4%, 26.5%, and 26.3% of GMV in 2023, 2022, and 2021, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth. See Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue.
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
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. We continue to assess the impact of our updated take rate structure and may implement further changes in the future. Previously, our take rate was primarily based on a tiered commission structure for consignors, where the more they sell the higher percent commission they earn. Consignors typically started at a 55% commission (which equals a 45% take rate for us) and could earn up to a 70% commission. In addition, there were commission exceptions from the tiered commission structure based on category and price point of the items.
Our take rate structure is primarily based on the category and the price point of the sold items. For example, under the updated take rate structure, consignors can earn 20% commission on all sold items under $100, and up to 90% commission on watches sold for over $7,500. We launched a pricing tool for our consignors that provides detail on commission rates for specific categories and other aspects of the take rate structure. Consignors are eligible to receive additional commissions based on total net sales under an added tiered commission structure. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2022 and 2021 are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Revenue:
Consignment revenue	$415,572	$384,979	$302,221
Direct revenue	79,160	158,726	120,844
Shipping services revenue	54,572	59,788	44,627
Total revenue	549,304	603,493	467,692
Cost of revenue:
Cost of consignment revenue	58,120	56,963	44,985
Cost of direct revenue	74,343	141,661	101,427
Cost of shipping services revenue	40,563	56,178	47,803
Total cost of revenue	173,026	254,802	194,215
Gross profit	376,278	348,691	273,477
Operating expenses:
Marketing	58,275	62,988	62,749
Operations and technology	257,041	278,628	233,687
Selling, general and administrative	182,453	194,886	176,246
Restructuring	43,462	896	2,314
Legal settlement	1,340	456	13,389
Total operating expenses	542,571	537,854	488,385
Loss from operations	(166,293)	(189,163)	(214,908)
Interest income	8,805	3,191	365
Interest expense	(10,701)	(10,472)	(21,531)
Other income, net	—	171	23
Loss before provision for income taxes	(168,189)	(196,273)	(236,051)
Provision for income taxes	283	172	56
Net loss	$(168,472)	$(196,445)	$(236,107)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Consignment revenue	76%	64%	65%
Direct revenue	14	26	26
Shipping services revenue	10	10	9
Total revenue	100	100	100
Cost of revenue:
Cost of consignment revenue	11	9	10
Cost of direct revenue	14	24	22
Cost of shipping services revenue	7	9	10
Total cost of revenue	32	42	42
Gross profit	68	58	58
Operating expenses:
Marketing	11	11	13
Operations and technology	47	46	50
Selling, general and administrative	33	33	38
Restructuring	8	—	—
Legal settlement	—	—	3
Total operating expenses	99	90	104
Loss from operations	(31)	(32)	(46)
Interest income	2	1	—
Interest expense	(2)	(2)	(5)
Other income, net	—	—	—
Loss before provision for income taxes	(31)	(33)	(51)
Provision for income taxes	—	—	—
Net loss	(31)%	(33)%	(51)%
Comparison of 2023 and 2022
Consignment Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$415,572	$384,979	$30,593	8%
Consignment revenue increased by $30.6 million, or 8%, in 2023 compared to 2022. The increase in revenue was driven primarily by an increase in consignment GMV, and improvement in our take rate during the year ended December 31, 2023. Overall GMV decreased by 5% during the year ended December 31, 2023. The decrease in GMV is driven by a decrease in direct GMV, partially offset by the increase in consignment GMV.
Returns and cancellations as a percentage of GMV for the year ended December 31, 2023 was 26.4%, compared to 26.5% for the year ended December 31, 2022. Our take rate increased to 37.5% from 36.0% during the year ended December 31, 2023 compared to last year due to the update of our consignor commission structure which went into effect on November 1, 2022.

Direct Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Direct revenue	$79,160	$158,726	$(79,566)	(50)%
Direct revenue decreased by $79.6 million, or 50%, in 2023 compared to 2022. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$54,572	$59,788	$(5,216)	(9)%
Shipping services revenue decreased by $5.2 million, or 9%, in 2023 compared to 2022 primarily due to a decrease in the number of orders.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$58,120	$56,963	$1,157	2%
As a percent of consignment revenue	14%	15%
Cost of consignment revenue increased by $1.2 million, or 2%, in 2023 compared to 2022. The increase was primarily attributable to the 8% increase in consignment revenue compared to the prior year, partially offset by efficiencies in our cost leverage.
Consignment revenue gross margin increased by 81 basis points in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the 8% increase in consignment revenue.
Cost of Direct Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$74,343	$141,661	$(67,318)	(48)%
As a percent of direct revenue	94%	89%
Cost of direct revenue decreased by $67.3 million, or 48%, in 2023 compared to 2022. The decrease was primarily attributable to the 50% decrease in direct revenue compared to the prior year as a result of our planned actions to minimize vendor-purchased company-owned inventory.
Direct revenue gross margin decreased by 467 basis points in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in the sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than the margin profile of our consignment revenue.

Cost of Shipping Services Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$40,563	$56,178	$(15,615)	(28)%
As a percent of shipping services revenue	74%	94%
Cost of shipping services revenue decreased by $15.6 million, or 28%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease is primarily due to a decrease in the number of orders, and due to realizing benefits of cost savings initiatives.
Shipping services revenue gross margin increased by 1,963 basis points in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to decreased costs related to cost savings initiatives.
Total Gross Margin
Our total gross margin increased by 1,072 basis point in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by the increase in higher margin consignment revenue and decrease in lower margin direct revenue. Gross margin may vary from period to period.
Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Marketing	$58,275	$62,988	$(4,713)	(7)%
Marketing expense decreased by $4.7 million, or 7%, in 2023 compared to 2022. The decrease was primarily due to a decrease in advertising costs and lower employee compensation related expenses due to a decrease in headcount.
As a percentage of revenue, marketing remained flat at 11% in the years ended December 31, 2023 and 2022. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Operations and technology	$257,041	$278,628	$(21,587)	(8)%
Operations and technology expense decreased by $21.6 million, or 8%, in 2023 compared to 2022. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount related to the savings plan implemented during 2023. The decrease was also attributed to lower rent and lease related expenses due to retail store closures related to the savings plan implemented during 2023.
As a percentage of revenue, operations and technology expense increased to 47% in 2023 from 46% in 2022 due to a decrease in direct revenue. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$182,453	$194,886	$(12,433)	(6)%
Selling, general and administrative expense decreased by $12.4 million, or 6%, in 2023 compared to 2022. The decrease was due to lower employee compensation expenses due to a decrease in headcount related to the savings plan implemented during 2023. The decrease was also attributed to lower rent and lease related expenses due to office closures related to the savings plan implemented during 2023.
As a percentage of revenue, selling, general and administrative remained flat at 33% in the years ended December 31, 2023 and 2022 . These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the long term.
Restructuring

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Restructuring	$43,462	$896	$42,566	4,751%
Restructuring increased by $42.6 million, or over 100%, in 2023 compared to 2022. The increase was primarily due to charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction. Restructuring consisted of right-of-use asset impairment charge of $31.1 million, leasehold improvements impairment charge of $8.6 million, employee severance of $3.0 million, and other related charges of $1.5 million, partially offset by a $0.7 million gain on lease terminations. As of the date of this annual report, the real estate reduction plan we implemented in February 2023 is substantially complete.
Interest Income

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest income	$8,805	$3,191	$5,614	176%
Interest income increased by $5.6 million, or over 100%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher average interest rates.
Interest Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Interest expense	$(10,701)	$(10,472)	$229	2%
Interest expense increased by $0.2 million, or 2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Other Income, Net

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Other income, net	$—	$171	$(171)	-100%

Other income decreased by $0.2 million, or 100%, in the year ended December 31, 2023 compared to the year ended December 31, 2022.
Legal Settlement

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(In thousands, except percentage)
Legal settlement	$1,340	$456	$884	194%
Legal settlement expense increased by $0.9 million, or over 100%, in 2023 compared to 2022. This increase was primarily due to settlements of two former employees’ individual claims and California Private Attorney General Actions initiated against the Company.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $175.7 million and an accumulated deficit of $1,119.6 million. We had restricted cash of $14.9 million as of December 31, 2023, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since our inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”) and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 1.00% Convertible Senior Notes due 2028 (the “2028 Notes” and together with the 2025 Notes, the "Notes”) and the related capped call transactions.
On February 29, 2024, we entered into an exchange agreement with certain holders of our Notes (the “Holders” and such agreement the “Exchange Agreement”). Under the terms of the Exchange Agreement the Holders agreed to exchange $145,751,000 aggregate principal amount of the 2025 Notes and $6,480,000 aggregate principal amount of the 2028 Notes for $135,000,000 aggregate principal amount of our new senior notes due 2029 (the “2029 Notes”, and such transaction the “Exchange”). Additionally, in connection with the Exchange, we issued warrants to acquire an aggregate of up to 7,894,737 shares of the Company’s common stock to the Holders. The Exchange was consummated on February 29, 2024. The 2029 Notes bear cash interest at a rate of 8.75% per annum payable semi-annually in arrears and bear interest at a rate of 4.25% payable in kind.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of December 31, 2023 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our primary capital requirements include contractual obligations related to our operating leases, payments on our debt, certain non-cancellable contracts and compensation and benefits payments to support our strategic plans. The remaining 2025 Notes not exchanged will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted and the remaining 2028 Notes not exchanged will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Annual Report, and our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of our authentication centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.
In April 2021, the Company entered into a loan and security agreement (“Revolving Credit Agreement”) with a lender, to provide a revolving line of credit of up to $50 million. As of June 30, 2023, $0 had been drawn on the Revolving Credit Agreement, and the credit facility has expired and was not renewed.

Cash Flows
The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in "Park II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net cash (used in) provided by:
Operating activities	$(61,268)	$(91,557)	$(142,151)
Investing activities	(42,128)	(36,922)	(43,437)
Financing activities	226	4,101	252,913
Net (decrease) increase in cash and cash equivalents	$(103,170)	$(124,378)	$67,325
Net Cash Used in Operating Activities
During 2023, net cash used in operating activities was $61.3 million, which consisted of a net loss of $168.5 million, adjusted by non-cash charges of $136.3 million and cash outflows due to a net change of $29.1 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $26.5 million in operating lease liabilities, a decrease of $4.4 million in consignor payables, an increase of $7.0 million in accounts receivable, and an increase of $3.1 million in other assets, partially offset by cash inflows due to a decrease of $10.9 million in inventory driven by a decrease in direct purchases of inventory from vendors. Our primary uses of cash in operating activities include operating costs such as operating lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
Net Cash Used in Investing Activities
During 2023, net cash used in investing activities was $42.1 million, which consisted of $29.2 million for purchases of property and equipment, net, including leasehold improvements, and $13.0 million for capitalized proprietary software costs.
Net Cash Provided by Financing Activities
During 2023, net cash provided by financing activities was $0.2 million, which primarily consisted of $0.9 million of proceeds from the issuance of common stock related to the Company's employee stock purchase plan, partially offset by $0.7 million of taxes related to restricted stock units vesting.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure as an overall assessment of our performance, to evaluate the effectiveness of our business strategies and for business planning purposes and for incentive and compensation purposes. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(168,472)	$(196,445)	$(236,107)
Add (deduct):
Depreciation and amortization	31,695	27,669	23,531
Interest income	(8,805)	(3,191)	(365)
Interest expense	10,701	10,472	21,531
Provision for income taxes	283	172	56
EBITDA	(134,598)	(161,323)	(191,354)
Stock-based compensation (1)	34,273	46,138	48,802
CEO separation benefits (2)	—	948	—
CEO transition costs (3)	159	1,551	—
Payroll taxes on employee stock transactions	195	451	1,168
Legal fees reimbursement benefit (4)	—	(1,400)	(1,204)
Legal settlements (5)	1,340	456	13,389
Restructuring (6)	43,462	896	2,314
Other expense, net	—	(171)	(23)
Adjusted EBITDA	(55,169)	(112,454)	(126,908)
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
(2) The CEO separation benefit charges for the year ended December 31, 2022 consist of base salary, bonus and benefits for the 2022 fiscal year, as well as an additional twelve months of base salary and benefits payable to Julie Wainwright pursuant to the Separation Agreement.

(3) The CEO transition charges for the year ended December 31, 2022 consist of general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022. The CEO transition charges for the year ended December 31, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation in 2022.
(4) During the year ended December 31, 2022, we received insurance reimbursement of $1.4 million related to a legal settlement expense. During the year ended December 31, 2021, we received insurance reimbursement of $4.3 million related to legal fees for a certain matter, of which $3.1 million were applied to legal expenses for the year ended December 31, 2021.
(5) The legal settlement charges for the year ended December 31, 2023 reflect legal settlement expenses arising from the settlement of two former employees’ individual claims and California Private Attorney General Actions initiated against the Company on behalf of such former employees and those similarly situated. The legal settlement charges for the year ended December 31, 2021 reflect legal settlement expenses arising from the settlement of a putative shareholder class action and derivative case.
(6) Restructuring for the year ended December 31, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges, including legal and transportation expenses. Restructuring for the year ended December 31, 2022 consists of employee severance payments and benefits. Restructuring for the year ended December 31, 2021 consist of the costs to transition operations from the Brisbane warehouse to our new Phoenix warehouse.
Material Contractual and Other Obligations
Our material contractual and other obligations as of December 31, 2023 consist of:
•Operating Leases. As of December 31, 2023, our cash requirements related to our operating leases on our authentication centers, retail stores, and corporate offices that are included in our balance sheet were $146.7 million, of which $27.0 million is expected to be paid within the next 12 months.
•Convertible Senior Notes. As of December 31, 2023, our cash requirements related to our Convertible Senior Notes that are included on our balance sheet and the related periodic interest payments were $480.7 million, of which $8.1 million is expected to be paid within the next 12 months. Our 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted and our 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted. On February 29, 2024, we entered in an exchange agreement with certain holders of our Notes (see Note 16 – Subsequent Events for further information).
•Non-cancellable purchase commitments. Our cash requirements related to certain other non-cancellable purchase commitments associated primarily with software services and hosting arrangements, were approximately $21.5 million, of which approximately $7.9 million is expected to be paid within the next 12 months.
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
For the year ended December 31, 2023, we have not identified critical accounting estimates that involve a significant level of estimation uncertainty and would have a material impact on our results. Refer to our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and interim Chief Financial Officer, who acts as our principal financial officer (“Interim CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our CEO and Interim CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management, including our CEO and Interim CFO, who acts as our principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our management, including our CEO and Interim CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, our independent registered public accounting firm, has audited management's assertion on the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included in Part IV —Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
On November 27, 2023, James Miller, a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Miller Plan”). The Miller Plan provides for the sale of up to a maximum of 74,586 shares of the Company’s common stock that he has received or will receive following the vesting of restricted stock units. The first possible trade date under the Miller Plan is March 5, 2024, and the end date of the Miller Plan is November 27, 2024, subject to certain conditions.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item is incorporated herein by reference to our fiscal year 2024 proxy statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “Proxy Statement”).
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
Item 16. Form 10-K Summary
None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.2	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

4.3	Indenture dated June 15, 2020, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 3.00% Convertible Senior Note due 2025.	8-K	001-38953	4.1	June 16, 2020

4.4	Description of Securities.	10-Q	001-38953	4.2	August 7, 2020

4.5	Indenture dated March 8, 2021, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 1.00% Convertible Senior Note due 2028.	8-K	001-38953	4.1	March 8, 2021

4.6	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	001-38953	4.1	March 8, 2021

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.3#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.4#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.5#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

10.6#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.7#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

10.8#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.9#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.10	May 31, 2019

10.10#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.11	May 31, 2019

10.11#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.12	May 31, 2019

10.12#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.13	May 31, 2019

10.13#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.14	May 31, 2019

10.14#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.15	May 31, 2019

10.15#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.16	May 31, 2019

10.16#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.17	May 31, 2019

10.17#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.19	May 31, 2019

10.18#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.20	May 31, 2019

10.19+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.21	June 17, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20+	The RealReal, Inc. Employee Stock Purchase Plan.	S-1	333-231891	10.22	June 17, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.22+	The RealReal, Inc. Employee Stock Purchase Plan, as amended and restated on February 19, 2020.	10-K	001-38953	10.25	March 11, 2020

10.23+	The RealReal, Inc. 2019 Equity Incentive Plan for Non-Employee Director Deferred Restricted Stock Unit Award Agreement and Deferral Election Form	10-Q	011-38953	10.1	November 7, 2023

10.24	Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	June 16, 2020

10.25	Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	June 23, 2020

10.26#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.	10-Q	001-38953	10.1	November 10, 2020

10.27	Form of Base Capped Call Confirmation, dated March 8, 2021 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	March 8, 2021

10.28	Form of Additional Capped Call Confirmation, dated March 12, 2021 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	March 16, 2021

10.29+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on May 5, 2021.	10-Q	001-38953	10.1	May 10, 2021

10.30+	Transition and Separation Agreement by and between The RealReal, Inc. and Robert Julian dated September 28, 2023.	8-K	001-38953	10.1	September 29, 2023

10.31+	Consulting Services Agreement by and between The RealReal, Inc. and Robert Julian dated September 28, 2023	8-K	001-38953	10.20	September 29, 2023

10.32+	The RealReal, Inc. 2019 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	10-K	001-38953	10.34	February 28, 2022

10.33+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award	10-Q	001-38953	10.1	August 9, 2022

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34+	Offer Letter dated January 24, 2023 between the Company and John E. Koryl	8-K	001-38953	10.1	January 25, 2023

10.35+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.	10-K	100-38953	10.35	February 28, 2023

10.37+	Form of Stand-Alone Performance-Based Restricted Stock Unit Award Agreement, by and between the Company and John Koryl.	S-8	333-270281	99.1	March 3, 2023

10.38+	Form of Stand-Alone Restricted Stock Unit Award Agreement, by and between the Company and John Koryl.	S-8	333-270281	99.2	March 3, 2023

10.39+	Form of Stand-Alone Restricted Stock Unit Award Agreement, by and between the Company and Luke Friang.	S-8	333-270281	99.3	March 3, 2023

10.40+	Offer Letter by and between The RealReal, Inc. and Ajay Gopal dated February 19, 2024.	8-K	100-38953	10.1	February 21, 2024

10.41*	Form of Exchange Agreement by and between The RealReal Inc. and the Noteholder, as defined therein, dated February 29, 2024.					X

10.42	Indenture by and between The RealReal, Inc., the Guarantors party thereto and Glas Trust Company LLC dated February 29, 2024.					X

10.43	Warrant Agency Agreement by and between The RealReal, Inc., Computershare, In., and Computershare Trust Company, N.A. dated February 29, 2024.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	The RealReal, Inc. Clawback Policy					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

___________________________________________
+    Indicates management contract or compensatory plan.
#    Certain information contained in this agreement has been omitted because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*    Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The RealReal, Inc.

Date: March 1, 2024	By:	/s/ Todd Suko
Todd Suko
Interim Chief Financial Officer, Chief Legal Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ John Koryl	Chief Executive Officer and Director	March 1, 2024
John Koryl	(Principal Executive Officer)

/s/ Todd Suko	Interim Chief Financial Officer, Chief Legal Officer and Secretary	March 1, 2024
Todd Suko	(Principal Financial Officer)

/s/ Steve Lo	Senior Vice President, Chief Accounting Officer	March 1, 2024
Steve Lo	(Principal Accounting Officer)

/s/ Chip Baird	Director	March 1, 2024
Chip Baird

/s/ Caretha Coleman	Director	March 1, 2024
Caretha Coleman

/s/ Karen Katz	Director	March 1, 2024
Karen Katz

/s/ Rob Krolik	Director	March 1, 2024
Rob Krolik

/s/ Niki Leondakis	Director	March 1, 2024
Niki Leondakis

/s/ Carol Melton	Director	March 1, 2024
Carol Melton

/s/ James Miller	Director	March 1, 2024
James Miller

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on the Financial Statements

We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Sufficiency of the audit evidence over the IT elements of revenue recognition

As discussed in Note 2 to the financial statements, the Company recognizes consignment revenue by providing a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. Direct revenue is recognized from the sale of Company-owned inventory on its online marketplace and retail stores. The Company reported $549 million in total revenue for the year ended December 31, 2023.

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
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
San Francisco, California
March 1, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The RealReal, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated March 1, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ KPMG LLP
San Francisco, California
March 1, 2024

THE REALREAL, INC.
Balance Sheets
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$175,709	$293,793
Accounts receivable	17,226	12,207
Inventory, net	22,246	42,967
Prepaid expenses and other current assets	20,766	23,291
Total current assets	235,947	372,258
Property and equipment, net	104,087	112,679
Operating lease right-of-use assets	86,348	127,955
Restricted cash	14,914	—
Other assets	5,627	2,749
Total assets	$446,923	$615,641
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,961	$11,902
Accrued consignor payable	77,122	81,543
Operating lease liabilities, current portion	20,094	20,776
Other accrued and current liabilities	82,685	93,292
Total current liabilities	188,862	207,513
Operating lease liabilities, net of current portion	104,856	125,118
Convertible senior notes, net	452,421	449,848
Other noncurrent liabilities	4,083	3,254
Total liabilities	750,222	785,733
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 104,670,500 and 99,088,172 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	816,325	781,060
Accumulated deficit	(1,119,625)	(951,153)
Total stockholders’ deficit	(303,299)	(170,092)
Total liabilities and stockholders’ deficit	$446,923	$615,641
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Consignment revenue	$415,572	$384,979	$302,221
Direct revenue	79,160	158,726	120,844
Shipping services revenue	54,572	59,788	44,627
Total revenue	549,304	603,493	467,692
Cost of revenue:
Cost of consignment revenue	58,120	56,963	44,985
Cost of direct revenue	74,343	141,661	101,427
Cost of shipping services revenue	40,563	56,178	47,803
Total cost of revenue	173,026	254,802	194,215
Gross profit	376,278	348,691	273,477
Operating expenses:
Marketing	58,275	62,988	62,749
Operations and technology	257,041	278,628	233,687
Selling, general and administrative	182,453	194,886	176,246
Restructuring	43,462	896	2,314
Legal settlements	1,340	456	13,389
Total operating expenses	542,571	537,854	488,385
Loss from operations	(166,293)	(189,163)	(214,908)
Interest income	8,805	3,191	365
Interest expense	(10,701)	(10,472)	(21,531)
Other income, net	—	171	23
Loss before provision for income taxes	(168,189)	(196,273)	(236,051)
Provision for income taxes	283	172	56
Net loss attributable to common stockholders	$(168,472)	$(196,445)	$(236,107)
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.05)	$(2.58)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	101,806,000	95,921,246	91,409,624
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(168,472)	$(196,445)	$(236,107)
Other comprehensive loss, net of tax:
Unrealized loss on investments	—	—	(11)
Comprehensive loss	$(168,472)	$(196,445)	$(236,118)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2020	89,301,664	$1	$723,302	$11	$(532,021)	$191,293
Purchase of capped calls	—	—	(33,666)	—	—	(33,666)
Equity component of convertible senior notes, net of issuance costs of $3,131	—	—	93,031	—	—	93,031
Issuance of common stock upon exercise of options	1,221,365	—	6,009	—	—	6,009
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	2,237,748	—	(8)	—	—	(8)
Issuance of common stock for exercises under ESPP	199,289	—	2,341	—	—	2,341
Stock-based compensation expense	—	—	50,246	—	—	50,246
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(236,107)	(236,107)
Balance as of December 31, 2021	92,960,066	$1	$841,255	$—	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	(112,052)	—	13,420	(98,632)
Issuance of common stock upon exercise of options	1,929,265	—	2,906	—	—	2,906
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	3,587,964	—	(216)	—	—	(216)
Issuance of common stock for exercises under ESPP	610,877	—	1,400	—	—	1,400
Stock-based compensation expense	—	—	47,767	—	—	47,767
Net loss	—	—	—	—	(196,445)	(196,445)
Balance as of December 31, 2022	99,088,172	$1	$781,060	$—	$(951,153)	$(170,092)
Issuance of common stock upon exercise of options	8,511	—	19	—	—	19
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	4,708,141	—	(690)	—	—	(690)
Issuance of common stock for exercises under ESPP	865,676	—	886	—	—	886
Stock-based compensation expense	—	—	35,050	—	—	35,050
Net loss	—	—	—	—	(168,472)	(168,472)
Balance as of December 31, 2023	104,670,500	$1	$816,325	$—	$(1,119,625)	$(303,299)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(168,472)	$(196,445)	$(236,107)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	31,695	27,669	23,531
Stock-based compensation expense	34,273	46,138	48,802
Reduction of operating lease right-of-use assets	16,746	19,602	19,439
Bad debt expense	1,962	1,680	1,034
Accrued interest on convertible notes	—	—	950
Loss on disposal of property and equipment and impairment of capitalized proprietary software	223	702	546
Accretion of debt discounts and issuance costs	2,573	2,368	13,989
Property, plant, equipment, and right-of-use asset impairments	39,739	—	—
Provision for inventory write-downs and shrinkage	9,783	4,077	510
Gain on lease termination	(738)	—	—
Other adjustments	—	—	10
Changes in operating assets and liabilities:
Accounts receivable	(6,981)	(6,120)	(1,588)
Inventory, net	10,938	23,971	(29,204)
Prepaid expenses and other current assets	2,001	(2,952)	(4,009)
Other assets	(3,050)	(409)	(638)
Operating lease liability	(26,478)	(17,764)	(15,285)
Accounts payable	(425)	4,947	(9,989)
Accrued consignor payable	(4,421)	10,501	13,989
Other accrued and current liabilities	(464)	(9,823)	30,922
Other noncurrent liabilities	(172)	301	947
Net cash used in operating activities	(61,268)	(91,557)	(142,151)
Cash flow from investing activities:
Proceeds from maturities of short-term investments	—	—	4,000
Capitalized proprietary software development costs	(12,951)	(14,061)	(9,967)
Purchases of property and equipment	(29,177)	(22,861)	(37,470)
Net cash used in investing activities	(42,128)	(36,922)	(43,437)
Cash flow from financing activities:
Proceeds from issuance of 2028 convertible notes, net of issuance costs	—	—	278,234
Purchase of capped calls in conjunction with the issuance of the 2028 convertible senior notes	—	—	(33,666)
Proceeds from exercise of stock options	19	2,906	6,009
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	886	1,400	2,341
Taxes paid related to restricted stock vesting	(679)	(205)	(5)
Net cash provided by financing activities	226	4,101	252,913
Net increase (decrease) in cash, cash equivalents, and restricted cash	(103,170)	(124,378)	67,325
Cash, cash equivalents, and restricted cash
Beginning of period	293,793	418,171	350,846
End of period	$190,623	$293,793	$418,171
Supplemental disclosures of cash flow information
Cash paid for interest	$8,127	$8,104	$6,584
Cash paid for income taxes	227	256	94
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and other accrued and current liabilities	1,757	13,860	1,922
Purchases of capitalized proprietary software development costs included in accounts payable and other accrued and current liabilities	1,122	1,590	1,647
Stock-based compensation capitalized to proprietary software development costs	777	1,629	1,444
Tax withholding liability for restricted stock	11	11	3
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
The Company has made a presentation change to reclassify provision for inventory write-downs and shrinkage from inventory, net within operating cash flows in the statements of cash flows. Additionally, the Company has made a presentation change to the Company's statements of operations to reclassify its restructuring expenses from marketing, operations and technology, and sales, general and administrative operating expenses. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2023, 2022, and 2021.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of December 31, 2023 and December 31, 2022.
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
Marketing
Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $48.4 million, $49.0 million, and $46.2 million in 2023, 2022, and 2021, respectively.
Operations and Technology
Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies, inbound consignment shipping costs, and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2023, 2022, and 2021, the Company capitalized proprietary software developments costs of $13.3 million, $15.6 million, and $12.7 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million and $0 in restricted cash as of December 31, 2023 and 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the year ended December 31, 2023 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$175,709	$293,793	$418,171
Restricted cash	14,914	—	—
Total cash, cash equivalents and restricted cash	$190,623	$293,793	$418,171
Accounts Receivable
Accounts receivables are recorded at the amounts billed to buyers and do not bear interest. Accounts receivables result from credit card transactions, the majority of which are settled within two business days.
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $9.8 million and $4.1 million during the year end December 31, 2023 and 2022, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the balance sheets and were $22.2 million as of December 31, 2023 and 2022. Included in inventory on the Company’s balance sheets are assets totaling $5.2 million and $6.1 million as of December 31, 2023 and 2022, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into Capped Call Transactions (see Note 7). The Capped Call Transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The capped calls are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continue to be met as of December 31, 2023.
Debt Issuance Costs
Debt issuance costs, which consist of direct incremental legal, consulting, banking and accounting fees related to the anticipated debt offering, are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs on the balance sheets as a direct deduction from the associated debt. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method. Prior to the adoption of ASU 2020-06 on January 1, 2022, a portion of debt issuance costs incurred in connection with the convertible senior notes issued in June 2020 and March 2021 was allocated to the equity component and was recorded as a reduction to additional paid in capital and was not amortized to interest expense over the estimated life of the related debt. Following the adoption of ASU 2020-06, the debt issuance costs previously allocated to the equity component of both series of Notes were reclassified to debt. As such, all of the debt issuance costs are recorded as a direct deduction from the related principal debt amounts on the balance sheet, and are all amortized to interest expense over the estimated remaining life of the related debt.
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

Concentrations of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, restricted cash and accounts receivable. At times, such amount may exceed federally-insured limits. The Company is monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. The Company reduces credit risk by placing its cash, cash equivalents, restricted cash and investments with major financial institutions with high credit ratings within the United States. The Company has not experienced any realized losses on cash, cash equivalents and restricted cash to date; however, no assurances can be provided.
As of December 31, 2023 and December 31, 2022, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2023, 2022, and 2021.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. Additionally, public entities with a single reportable segment must provide all the disclosures required by ASU 2023-07, as well as all existing segment disclosures in accordance with Accounting Standards Codification 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company expects the adoption of the standard to result in additional segment footnote disclosures. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.

Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$50,947	$—	$—	$50,947
Money market funds	124,762	—	—	124,762
Total cash and cash equivalents	$175,709	$—	$—	$175,709

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$275,742	$—	$—	$275,742
Money market funds	18,051	—	—	18,051
Total cash and cash equivalents	$293,793	$—	$—	$293,793

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2023 and December 31, 2022, the Company’s cash equivalents solely consisted of money market funds, which amounted to $124.8 million and $18.1 million, respectively. Money market funds are measured at net asset value per share.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the balance sheets (in millions):

	December 31, 2023
	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$170.6	$128.2
2028 Convertible senior notes	$281.9	$100.0
The principal amounts of the 2025 Notes and the 2028 Notes are $172.5 million and $287.5 million, respectively. The difference between the principal amounts of the convertible senior notes and their respective net carrying amounts are the unamortized debt issuance costs.
As of December 31, 2023, the fair value of the 2025 Notes and 2028 Notes, which differs from their carrying value is determined based on the quoted bid prices of the Notes in an over-the counter market using the latest trading information of the reporting period.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Proprietary software	$44,964	$39,017
Furniture and equipment	47,389	47,692
Automobiles	2,069	2,119
Leasehold improvements	84,138	86,986
Property and equipment, gross	178,560	175,814
Less: accumulated depreciation and amortization	(74,473)	(63,135)
Property and equipment, net	$104,087	$112,679
Depreciation and amortization expense on property and equipment was $31.0 million, $26.9 million, and $23.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, the Company recorded $8.6 million of impairment of leasehold improvements and disposal of fixed assets related to the closures of several of its office and retail locations as part of the savings plan the Company implemented. The impairment charges are included in restructuring in the statements of operations.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Returns reserve	$22,204	$22,233
Accrued compensation	20,086	15,111
Accrued legal	614	484
Accrued sales tax and other taxes	8,118	8,531
Site credit and gift card liability	14,058	13,223
Accrued marketing and outside services	5,012	8,729
Accrued shipping	4,244	5,715
Accrued interest	1,166	1,166
Deferred revenue	2,214	3,549
Accrued property and equipment	1,066	11,417
Other	3,903	3,134
Other accrued and current liabilities	$82,685	$93,292

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
Prior to March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, the applicable Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter), if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of December 31, 2023.
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
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2025 Notes or 2028 Notes, as applicable, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes or 2028 Notes, as applicable, the outstanding to become due and payable immediately.
Prior to the adoption of ASU 2020-06 on January 1, 2022 and in accounting for the issuance of the 2025 Notes and the 2028 Notes, the Company separately accounted for the liability and equity components of the Notes. The debt discount was recorded to equity and was amortized to the debt liability over the life of the Notes using the effective interest method. The equity component was not remeasured as long as it continued to meet the conditions for equity classification.
In connection with the issuance of the 2025 and 2028 Notes, the Company incurred approximately $6.7 million and $9.4 million of debt issuance costs, respectively, which primarily consisted of initial purchasers’ discounts and legal and other professional fees. Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated these costs to the liability and equity components based on the allocation of the proceeds. The portion of these costs allocated to the equity component was recorded as a reduction to additional paid-in capital. The portion of these costs initially allocated to the liability component was recorded as a reduction in the carrying value of the debt on the balance sheets and was amortized to interest expense using the effective interest method over the expected life of the Notes.
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
In accounting for the 2025 Notes after the adoption of ASU 2020-06, the 2025 Notes are accounted for as a single liability, and the carrying amount of the Notes is $170.6 million as of December 31, 2023, with principal of $172.5 million, net of unamortized issuance costs of $1.9 million. The 2025 Notes were classified as long term liabilities as of December 31, 2023. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. In accounting for the 2028 Notes after the adoption of ASU 2020-06, the 2028 Notes are accounted for as a single liability, and the carrying amount of the Notes is $281.9 million as of December 31, 2023, with principal of $287.5 million, net of unamortized issuance costs of

$5.6 million. The 2028 Notes were classified as long term liabilities as of December 31, 2023. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The following tables present the outstanding principal amount, unamortized debt issuance costs, and net carrying amount of the 2025 Notes and the 2028 Notes as of the dates indicated (in thousands):

	2025 Notes
	December 31, 2023	December 31, 2022
Principal	$172,500	$172,500
Unamortized debt issuance costs	(1,936)	(3,204)
Net carrying amount	$170,564	$169,296

	2028 Notes
	December 31, 2023	December 31, 2022
Principal	$287,500	$287,500
Unamortized debt issuance costs	(5,643)	(6,948)
Net carrying amount	$281,857	$280,552
The following tables set forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$5,175	$5,175	$5,175
Amortization of debt discount	—	—	3,594
Amortization of debt issuance costs	1,268	1,080	1,082
Total interest and amortization expense	$6,443	$6,255	$9,851
The following tables set forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$2,875	$2,875	$2,332
Amortization of debt discount	—	—	8,759
Amortization of debt issuance costs	1,305	1,288	554
Total interest and amortization expense	$4,180	$4,163	$11,645
Future minimum payments under the 2025 Notes and the 2028 Notes as of December 31, 2023, are as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
2024	5,175	2,875
2025	175,088	2,875
2026	—	2,875
2027	—	2,875
2028	—	288,937
Total future payments	180,263	300,437
Less amounts representing interest	(7,763)	(12,937)
Total principal amount	$172,500	$287,500

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
The cap price of the 2025 Capped Call is initially $27.88 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the 2028 Capped Call is initially $48.00 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions. The Company expects to receive from the Counterparties a number of shares of the Company’s common stock or, at the Company’s election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of the Company’s common stock relating to the 2025 Capped Call and 2028 Capped Call being exercised.
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
Note 8. Common Stock
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31, 2023	December 31, 2022
Options issued and outstanding	1,119,676	1,754,776
Outstanding restricted stock units	12,695,176	11,369,021
Shares available for grant under the 2019 equity incentive plan	7,654,656	5,035,545
Shares available for issuance under 2019 ESPP	3,654,915	3,529,709
Total	25,124,423	21,689,051

Note 9. Share-based Compensation Plans
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
The Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,465,083 shares on May 5, 2021, by 4,648,003 shares on February 23, 2022, and by 4,954,409 shares on February 13, 2023.
Activity under the Company’s stock option plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2022	1,754,776	8.21	4.0	$1
Options granted	—	—
Options exercised	(8,511)	2.28
Options cancelled	(626,589)	9.04
Balances at December 31, 2023	1,119,676	7.79	4.2	15
Options vested and exercisable— December 31, 2023	1,119,676	7.79	4.2	15
There were no stock options granted in 2023 and in 2022. There was no aggregate intrinsic value of options exercised for the year ended December 31, 2023. The aggregate intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $5.3 million and $20.5 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the year ended December 31, 2023, the Company has not recognized stock-based compensation expense as attainment of financial performance targets is not considered probable.
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
Inducement Grants
In March 2023, the Company granted stock-based awards outside of the 2019 Plan to the Company’s new Chief Executive Officer and the Chief Technology and Product Officer. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 3,075,000 shares of the Company's common stock, which includes (a) 1,500,000 shares of PSUs granted to the Chief Executive Officer that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 1,575,000 shares of RSUs (1,250,000 RSUs to the Chief Executive Officer and 325,000 RSUs to the Chief Technology and Product Officer) generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of December 31, 2023, the unrecognized expense for the PSUs is $1.3 million and the unrecognized expense for RSUs is $2.0 million.

RSUs
A summary of RSU activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Restricted Stock Units Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2022	11,369,021	$8.39	$14,178
Granted	10,863,664	1.62
Vested	(5,098,002)	7.51
Forfeited	(4,439,507)	5.19
Unvested December 31, 2023	12,695,176	$4.07	$25,517
Included in the table above for the year ended December 31, 2023 are approximately 1,998,000 PSUs granted and no PSUs forfeited. The weighted average grant date fair value per share of the PSUs granted in the year ended December 31, 2023 was $1.63.
The total fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2023 was $9.5 million.
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
The Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares on May 5, 2021, by 929,601 shares on February 23, 2022, and by 990,882 shares on February 13, 2023.
During the years ended December 31, 2023, 2022 and 2021, employees purchased 865,676, 610,877, and 199,289 shares, respectively, at an average price of $1.02, $2.29 and $11.74, respectively.
As of December 31, 2023, the Company had an immaterial amount of unrecognized stock-based compensation cost related to purchase rights under the employee stock purchase plan.
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
The following assumptions were used to estimate the fair value of stock options granted in 2019, as there were no stock options granted in 2023, 2022 and 2021:

Year Ended December 31, 2019
Expected term (in years)	5.0 – 6.1
Expected volatility	44.2% – 47.8%
Average risk-free rate	1.9% – 2.6%
Dividend yield	—
As of December 31, 2023, the Company had approximately $40.3 million of unrecognized stock-based compensation expense related to RSUs and PSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.1 years. As of December 31, 2023, the Company had no unrecognized stock-based compensation expense related to options.
Total stock-based compensation expense by function was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marketing	$1,550	$2,209	$2,557
Operations and technology	12,534	19,822	21,395
Selling, general and administrative	20,189	24,107	24,850
Total	$34,273	$46,138	$48,802
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
During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $0.8 million, $1.6 million, and $1.4 million of stock-based compensation expense to proprietary software, respectively.
Note 10. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $22.8 million and $29.0 million for the years ended December 31, 2023 and 2022, respectively. The Company incurred $5.2 million and $5.6 million of variable lease costs for the years ended December 31, 2023 and 2022, respectively, which is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the year ended December 31, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $31.1 million related to the impairment of certain office and store right-of-use assets during the year ended December 31, 2023. The impairment charges are included in restructuring in the statements of operations.
During the year ended December 31, 2023, the Company entered into agreements to amend certain of its operating leases. The lease for the Company's corporate headquarters in San Francisco, CA was amended to remove one floor of leased space, and the lease for the Company's offices in New York, NY, was amended to remove two floors of leased space. Additionally, the Company terminated the operating leases for retail locations in Austin, TX, Atlanta, GA, and

Miami, FL. The Company treated the lease termination amendments as lease modifications for accounting purposes as of the applicable effective dates of such terminations which resulted in a decrease of $7.7 million to the related lease liabilities, and a decrease of $1.4 million to the related right-of-use assets for the year ended December 31, 2023. The Company recorded a net gain on the lease terminations of $0.7 million during the year ended December 31, 2023. The net gain on lease terminations is included in restructuring in the statement of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
2024	26,964
2025	27,787
2026	27,614
2027	23,608
2028	20,866
Thereafter	19,866
Total future minimum payments	$146,705
Less: Imputed interest	(21,755)
Present value of operating lease liabilities	$124,950
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Year Ended Year ended December 31,
	2023	2022	2021
Operating cash flows used for operating leases	$34,118	$27,097	$25,386
Operating lease assets obtained in exchange for operating lease liabilities	$6,272	$2,245	$46,614
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term	5.5 years	6.2 years
Weighted average discount rate	6.1%	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of December 31, 2023 and 2022.
Note 11. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations (referred to as the “Real Estate Reduction Plan”) and workforce reduction. During the year ended December 31, 2023, the Company closed two flagship stores (San Francisco, California and Chicago, Illinois), two neighborhood stores (Atlanta, Georgia and Austin, Texas), and two luxury consignment offices (Miami, Florida and Washington, D.C.), including any co-located logistics hubs, and reduced its office spaces in San Francisco, California.
For the year ended December 31, 2023, the Company recognized $43.5 million in restructuring which consisted of right-of-use asset impairment charge of $31.1 million, leasehold improvements impairment charge of $8.6 million, employee severance of $3.0 million, and other related charges of $1.5 million, partially offset by a $0.7 million gain on lease terminations. The restructuring related charges were recorded on a separate line item in the Company's statement of operations.

Note 12. Commitments and Contingencies
Noncancelable Purchase Commitments
Our contractual commitments primarily consist of software and other services in the ordinary course of business that are noncancellable with varying expiration dates through 2027. As of December 31, 2023, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2024	$7,944
2025	8,344
2026	4,018
2027	1,158
2028	—
Total future minimum payments	$21,464
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties are working to schedule mediation in the first half of 2024. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on May 28, 2024. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 13. Income Taxes
The components of the Company’s income tax provision consisted of (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	283	172	56
Total current tax expense	283	172	56
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$283	$172	$56
The reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	$(35,290)	$(41,209)	$(49,480)
State taxes, net of federal effect	(9,554)	(11,257)	(13,704)
Stock-based compensation	8,956	419	(2,698)
Non-deductible items	504	524	3,661
Tax credits	(531)	(563)	—
Convertible Notes	—	—	16,782
Adoption of ASU 2020-06	—	(28,045)	—
Provision to return adjustments	9,259	—	—
Valuation allowance	26,501	80,254	42,327
Other	438	49	3,168
Provision for income taxes	$283	$172	$56

The Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$232,259	$219,872
Fixed assets and intangibles	6,364	3,904
Capitalized research and development (1)	13,835	7,899
Accruals and reserves	12,477	10,867
Stock options	840	2,474
Operating lease liabilities	33,683	39,143
Capped calls	15,065	15,082
Convertible debt	2,329	1,675
Tax credits	2,569	1,416
Gross deferred tax assets	319,421	302,332
Less: valuation allowance	(292,297)	(265,796)
Total deferred tax assets	27,124	36,536
Deferred tax liabilities:
Operating lease right-of-use assets	(24,416)	(34,330)
Other	(2,708)	(2,206)
Gross deferred tax liabilities	(27,124)	(36,536)
Net deferred tax assets	$—	$—
(1) Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our gross deferred tax assets, which are fully offset by the valuation allowance.
In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against our U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2023 and December 31, 2022 was an increase of $26.5 million and an increase of $80.3 million, respectively.
As of December 31, 2023 and 2022, the Company has a net operating loss carryforward of $871.3 million and $827.6 million for federal tax purposes, respectively, and $817.5 million and $770.0 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2024 for state tax purposes. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $168.2 million of the federal net operating losses will begin to expire in 2032. However, $703.1 million of the federal net operating losses will not expire.
As of December 31, 2023 and 2022, the Company has a credit carryforward of $4.3 million and $2.0 million for federal tax purposes, respectively, and $1.0 million and $1.0 million for state tax purposes, respectively. If not utilized, these credits will expire beginning in 2041 for federal tax purposes and do not expire for state tax purposes.
The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. During 2019, the Company analyzed whether any of the reported net operating losses would be limited because of these rules. Based on the analysis the Company believes $3.3 million of the Federal and $2.1 million of California net operating losses will not be available to offset future taxable income because of the limitation. The reported net operating losses have been adjusted based on this analysis.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of December 31, 2023 and 2022, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three and four years, respectively, after utilization.
Uncertain Income Tax Positions
The following table reflects the changes to the Company's unrecognized tax benefits (in thousands):

	December 31,
	2023	2022
Unrecognized tax benefits beginning balance	$1,525	$—
Increases related to current year tax positions	531	563
Increases related to prior year tax positions	622	962
Unrecognized tax benefits ending balance	$2,678	$1,525
As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $2.7 million and $1.5 million, respectively, none of which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefits relate to federal and state research and development credits. The Company's policy is to include interest and penalties as a component to the statement of operations, however there were no associated interest and penalties during the years ended December 31, 2023 and 2022. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.
Note 14. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator
Net loss attributable to common stockholders	$(168,472)	$(196,445)	$(236,107)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	101,806,000	95,921,246	91,409,624
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.05)	$(2.58)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2023	2022	2021
Options to purchase common stock	1,119,676	1,754,776	4,131,501
Restricted stock units	12,695,176	11,369,021	8,187,586
Estimated shares issuable under the Employee Stock Purchase Plan	367,074	695,782	147,871
Assumed conversion of the Convertible Senior Notes	18,746,323	18,746,323	18,746,323
Total	32,928,249	32,565,902	31,213,281
The Convertible Senior Notes issued in June 2020 and in March 2021 are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net loss per share is computed on an as-converted basis.

Note 15. Retirement Plan
The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $1,000 per participant per year. The Company’s contributions to the 401(k) plan were $0.8 million, $1.6 million, and $1.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 16. Subsequent Events
On February 29, 2024, the Company entered into an exchange agreement with certain holders of its Notes to exchange (i) $145,751,000 in aggregate principal amount of the 2025 Notes and (ii) $6,480,000 in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135,000,000 in aggregate principal amount of new senior notes due 2029 (“2029 Notes”), pursuant to an indenture. The exchange was consummated on February 29, 2024.

The 2029 Notes bear cash interest (“Cash Interest”) at a rate of 8.75% per annum payable semi-annually in arrears. In addition, the Notes bear interest at a rate of 4.25% payable in kind (“PIK Interest”). Additionally, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares of the Company’s common stock to the holders of the Exchanged Notes.