Form 10-Q
period 2024-03-31
TheRealReal, Inc.
filed 2024-05-07
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2024, the registrant had 105,969,185 shares of common stock, $0.00001 par value per share, outstanding.

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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$165,996	$175,709
Accounts receivable, net	19,819	17,226
Inventory, net	21,120	22,246
Prepaid expenses and other current assets	18,387	20,766
Total current assets	225,322	235,947
Property and equipment, net	101,327	104,087
Operating lease right-of-use assets	84,690	86,348
Restricted cash	14,910	14,914
Other assets	5,330	5,627
Total assets	$431,579	$446,923
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,126	$8,961
Accrued consignor payable	75,800	77,122
Operating lease liabilities, current portion	21,234	20,094
Other accrued and current liabilities	82,528	82,685
Total current liabilities	193,688	188,862
Operating lease liabilities, net of current portion	100,809	104,856
Convertible senior notes, net	302,324	452,421
Non-convertible notes, net	131,199	—
Warrant liability	26,000	—
Other noncurrent liabilities	4,612	4,083
Total liabilities	758,632	750,222
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 105,917,789 and 104,670,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	823,672	816,325
Accumulated deficit	(1,150,726)	(1,119,625)
Total stockholders’ deficit	(327,053)	(303,299)
Total liabilities and stockholders’ deficit	$431,579	$446,923
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Consignment revenue	$115,648	$102,643
Direct revenue	12,709	24,953
Shipping services revenue	15,443	14,308
Total revenue	143,800	141,904
Cost of revenue:
Cost of consignment revenue	13,280	15,529
Cost of direct revenue	12,285	25,030
Cost of shipping services revenue	10,956	11,362
Total cost of revenue	36,521	51,921
Gross profit	107,279	89,983
Operating expenses:
Marketing	15,283	17,518
Operations and technology	62,972	68,032
Selling, general and administrative	46,770	49,845
Restructuring charges	196	36,388
Total operating expenses	125,221	171,783
Loss from operations	(17,942)	(81,800)
Change in fair value of warrant liability	(15,583)	—
Gain on extinguishment of debt	4,177	—
Interest income	2,069	2,053
Interest expense	(3,751)	(2,667)
Loss before provision for income taxes	(31,030)	(82,414)
Provision for income taxes	71	86
Net loss attributable to common stockholders	$(31,101)	$(82,500)
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.83)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	105,212,053	99,608,071
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of capped calls	—	—	396	—	396
Issuance of common stock upon exercise of options	14,873	—	7	—	7
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,232,416	—	(316)	—	(316)
Stock-based compensation expense	—	—	7,260	—	7,260
Net loss	—	—	—	(31,101)	(31,101)
Balance as of March 31, 2024	105,917,789	$1	$823,672	$(1,150,726)	$(327,053)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,101)	$(82,500)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,309	7,821
Stock-based compensation expense	7,120	8,991
Reduction of operating lease right-of-use assets	3,667	5,172
Bad debt expense	424	651
Non-cash interest expense	818	575
Issuance costs allocated to liability classified warrants	374	—
Accretion of debt discounts and issuance costs	581	633
Property, plant, equipment, and right-of-use asset impairments	—	32,891
Provision for inventory write-downs and shrinkage	1,149	3,446
Gain on debt extinguishment	(4,177)	—
Change in fair value of warrant liability	15,583	—
Other adjustments	(699)	36
Changes in operating assets and liabilities:
Accounts receivable, net	(3,017)	2,615
Inventory, net	(23)	8,678
Prepaid expenses and other current assets	2,993	(1,139)
Other assets	258	(461)
Operating lease liability	(4,916)	(6,158)
Accounts payable	133	(1,385)
Accrued consignor payable	(1,322)	(9,429)
Other accrued and current liabilities	385	(894)
Other noncurrent liabilities	(6)	24
Net cash used in operating activities	(3,467)	(30,433)
Cash flow from investing activities:
Capitalized proprietary software development costs	(3,180)	(4,214)
Purchases of property and equipment	(2,141)	(11,706)
Net cash used in investing activities	(5,321)	(15,920)
Cash flow from financing activities:
Proceeds from exercise of stock options	7	—
Taxes paid related to restricted stock vesting	(305)	(295)
Cash received from settlement of capped calls in conjunction with the Note Exchange	396	—
Issuance costs paid related to the Note Exchange	(1,027)	—
Net cash used in financing activities	(929)	(295)
Net decrease in cash, cash equivalents and restricted cash	(9,717)	(46,648)
Cash, cash equivalents and restricted cash
Beginning of period	190,623	293,793
End of period	$180,906	$247,145

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$2,352	$1,458
Cash paid for income taxes	7	4
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,151	1,906
Capitalized proprietary software development costs additions not yet paid in cash	670	1,279
Stock-based compensation capitalized to proprietary software development costs	140	290
Liability classified warrants issued in connection with the Note Exchange	10,417	—
Net decrease in principal amount of debt due to the Note Exchange	(17,232)	—
Issuance costs associated with the Note Exchange included in accounts payable and other accrued and current liabilities	4,232	—

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
The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three months ended March 31, 2024 and 2023, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company has made a presentation change to reclassify loss on disposal of property and equipment and impairment of capitalized proprietary software to other adjustments within operating cash flows in the Condensed Statements of Cash Flows. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, fair value of warrant liability, initial fair value of non-convertible notes, incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2023 Form 10-K. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2023 Form 10-K for a complete summary of our significant accounting policies.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2024 and 2023.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of March 31, 2024 and December 31, 2023.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of March 31, 2024 and December 31, 2023.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the period ended March 31, 2024 and December 31, 2023 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$165,996	$175,709	$247,145
Restricted cash	14,910	14,914	—
Total cash, cash equivalents and restricted cash	$180,906	$190,623	$247,145
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $1.1 million and $3.4 million during the three months ended March 31, 2024 and 2023, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $22.9 million and $22.2 million as of March 31, 2024 and December 31, 2023, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $3.6 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Debt
The Company initially recognizes incurred debt, net of any discounts, premiums and issuance costs related to the debt offering. All debt issuance costs are presented as a direct deduction from the related principal debt amounts on the balance sheet. Debt obligations due within 12 months are classified as current liabilities. Debt discounts, premiums and issuance costs are amortized to interest expense over the estimated life of the related debt using the effective interest method. When multiple instruments are issued in the same transaction, the Company allocates any issuance costs to the instruments on the same basis as the allocation of proceeds. Issuance costs allocated to instruments measured at fair value are expensed in the period incurred.
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into the capped call transactions (see Note 7). The capped call transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls (as defined below) are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continue to be met.
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

As of March 31, 2024 and December 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2024 and 2023.
Recently Adopted Accounting Pronouncements
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements and footnote disclosures, from those disclosed in the 2023 Annual Report on Form 10-K.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$23,029	$—	$—	$23,029
Money market funds	142,967	—	—	142,967
Total cash and cash equivalents	$165,996	$—	$—	$165,996

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$50,947	$—	$—	$50,947
Money market funds	124,762	—	—	124,762
Total cash and cash equivalents	$175,709	$—	$—	$175,709
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the Company's financial instruments on the balance sheet that were measured at fair value on a recurring basis for the period indicated by level within the fair value hierarchy (in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$143.0	$—	$—	$143.0
Total	$143.0	$—	$—	$143.0
Financial liabilities:
Warrants	$—	$—	$26.0	$26.0
Total	$—	$—	$26.0	$26.0
As of December 31, 2023, the Company held $124.8 million in money market funds. Such amounts are considered Level 1 and the Company held no other assets or liabilities that are measured at recurring fair value on a recurring basis.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	March 31, 2024		December 31, 2023
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$26.5	$20.1	$170.6	$128.2
2028 Convertible senior notes	$275.8	$123.3	$281.9	$100.0
The principal amounts of its 3.00% Convertible Senior Notes due 2025 (“2025 Notes”) and 1.00% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Convertible Senior Notes”) are $26.7 million and $281.0 million, respectively. The difference between the principal amounts of the Convertible Senior Notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of March 31, 2024, the fair value of the 2025 Notes and 2028 Notes, which differs from their carrying value is determined based on the quoted bid prices of the Notes in an over-the counter market using the latest trading information of the reporting period.
Fair Value Measurement of Warrants
In connection with the Note Exchange (defined in Note 6 – Non-convertible Notes, Net), the Company issued warrants (the "Warrants") to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the Warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants. The Warrants are exercisable from the date of issuance until they expire on March 1, 2029. The Warrants are accounted for as liabilities under ASC 480 since the warrants may be required to be settled in cash in case of a fundamental change, which could occur outside of the Company’s control. Changes in fair value are recognized within change in fair value of warrant liability on the Company’s condensed statement of operations. Issuance costs allocated to the Warrants are included in selling, general and administrative on the Company’s condensed statement of operations.
The aggregate fair value of the Warrants upon issuance and as of March 31, 2024 was $10.4 million and $26.0 million, respectively, determined using a Black-Scholes Model with the following inputs:

	On issuance	March 31, 2024
Stock price	$1.77	$3.91
Exercise price	$1.71	$1.71
Expected life in years	5.00	4.92
Expected volatility	94.84%	97.15%
Expected dividends	—%	—%
Discount rate	4.26%	4.21%

The following table presents the activity related to the Warrants during the three months ended March 31, 2024.

Opening balance	$—
Issuance of warrants	10,417
Change in fair value	15,583
Ending balance	$26,000
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Proprietary software	$46,545	$44,964
Furniture and equipment	47,871	47,389
Automobiles	2,081	2,069
Leasehold improvements	86,145	84,138
Property and equipment, gross	182,642	178,560
Less: accumulated depreciation and amortization	(81,315)	(74,473)
Property and equipment, net	$101,327	$104,087
Depreciation and amortization expense on property and equipment was $8.2 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2023, the Company recorded $7.2 million of impairment of leasehold improvements and disposal of fixed assets related to the closures of several of its office and retail locations as part of the savings plan the Company implemented. The Company did not record impairment of leasehold improvements or disposal of fixed assets related to the savings plan during the three months ended March 31, 2024.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Returns reserve	$22,859	$22,204
Accrued compensation	18,173	20,086
Accrued sales tax and other taxes	8,019	8,118
Site credit and gift card liability	13,664	14,058
Accrued marketing and outside services	7,426	5,012
Accrued shipping	3,152	4,244
Deferred revenue	2,069	2,214
Other	7,166	6,749
Other accrued and current liabilities	$82,528	$82,685

Note 6. Non-convertible Notes, Net
Note Exchange
On February 29, 2024 (the “Closing Date”), the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for

$135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to an indenture (the “Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the three months ended March 31, 2024, there were no amounts added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants).
As the terms of the 2029 Notes were deemed to have substantially different terms from the Exchanged Notes, the Note Exchange was accounted for as an extinguishment of the Exchanged Notes. In connection with debt extinguishment accounting, the Company recorded a gain of $4.2 million as the difference between the carrying amount of the Exchanged Notes and the fair value of the 2029 Notes. Included in the recorded gain are unamortized debt discounts and issuance costs related to the Exchanged Notes and the fair value of the Warrants as they represent fees paid to the Exchange Holders as part of the Note Exchange.
The Company allocated issuance costs to the Warrants and the 2029 Notes based on relative fair value. The Company allocated $0.4 million of issuance costs to the Warrants with the balance being allocated to the 2029 Notes. Issuance costs related to the 2029 Notes are being amortized to interest expense through the expected maturity of the 2029 Notes at an effective interest rate of 13.35%.
The indenture governing the 2029 Notes contains certain covenants, which include (i) a covenant by the Company not to permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any)) to be less than $25 million as of the last day of any month, (ii) limitations on the Company’s and certain of its future subsidiaries’ (if any) ability to, among other things, (a) grant or incur liens securing indebtedness, (b) incur assume or guarantee additional indebtedness, (c) enter into transactions with affiliates, (d) sell or otherwise dispose of assets, including capital stock of subsidiaries, (e) make certain restricted payments or other investments, or (f) pay dividends or make other distributions (including loans and other advances and (iii) limitations, in the case of the Company and any future guarantor (if any), to consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person.
The indenture governing the 2029 Notes sets forth certain events of default after which the 2029 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries.
The 2029 Notes are guaranteed by certain of the Company’s future wholly-owned domestic subsidiaries (if any) on a senior secured basis. The 2029 Notes and the guarantees (if any), together with any future indebtedness secured on a pari passu basis with the 2029 Notes and the guarantees (if any), are secured by a first priority lien on substantially all of the assets of the Company and the guarantors (if any), subject to certain exceptions.
On or after March 1, 2025, the Company may redeem the 2029 Notes at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, to, but excluding, the applicable redemption date (subject to the right of holders of record of the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the following periods: March 1, 2025 to (but excluding) March 1, 2026 - 113.0%; March 1, 2026 to (but excluding) October 1, 2026 - 106.5%; and October 1, 2026 and thereafter - 100.0%. In addition, prior to March 1, 2025, the Company may redeem the 2029 Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed plus the applicable premium as of, and accrued and unpaid interest to, but excluding, the applicable redemption date (subject to the right of holders of record of the relevant record date to receive interest due on the relevant interest payment date). Notwithstanding the foregoing, at any time and from time to time on or prior to March 1, 2025, the Company may redeem in the aggregate up to 40% of the original aggregate principal amount of the 2029 Notes (calculated after giving effect to the issuance of any PIK payments) with the net proceeds of one or more equity offerings to the extent the net cash proceeds thereof are contributed to the common equity capital of the Company or are used to purchase capital stock (other than disqualified stock) of the Company, at a redemption price of 113.0%, plus accrued and unpaid interest, to, but excluding, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), provided at least 60% of the original aggregate principal amount of the 2029 Notes (calculated after giving effect to any PIK payments) remains outstanding after each such redemption.
A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2024 through 2028	$—
2029	166,592
Total expected payments at maturity	166,592
Less unamortized debt issuance costs and debt premium, net	(3,801)
Less amounts related to PIK interest	(31,592)
Net carrying amount	$131,199
Note 7. Convertible Senior Notes, Net
In June 2020, the Company issued an aggregate principal of $172.5 million of its 2025 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted. In February 2024, certain of the 2025 Notes were extinguished in connection with the Note Exchange (see Note 6 — Non-convertible Notes, Net).
At issuance, the Company received net proceeds from the 2025 Notes offering of approximately $165.8 million, after deducting the initial purchasers’ discount and commission and offering expenses. The Company used approximately $22.5 million of the net proceeds from the 2025 Notes offering to fund the net cost of entering into the capped call transactions described below. The Company intends to use the remainder of the net proceeds for general corporate purposes.
In March 2021, the Company issued an aggregate principal of $287.5 million of its 2028 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted. In February 2024, certain of the 2028 Notes were extinguished in connection with the Note Exchange (see Note 6 — Non-convertible Notes, Net).
At issuance, the Company received net proceeds from the 2028 Notes offering of approximately $278.1 million, after deducting the initial purchasers’ discount and commission and offering expenses. The Company used approximately $33.7 million of the net proceeds from the 2028 Notes offering to fund the net cost of entering into the capped call transactions described below. The Company intends to use the remainder of the net proceeds for general corporate purposes.
The 2025 Notes accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The initial conversion rate applicable to the 2025 Notes is 56.2635 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $17.77 per share of the Company’s common stock). The 2028 Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The initial conversion rate applicable to the 2028 Notes is 31.4465 shares of common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $31.80 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Convertible Senior Notes in connection with such corporate event.
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
Prior to March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, the applicable Convertible Senior Notes will be convertible only under the following circumstances:
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
•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Convertible Senior Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;
•Upon the occurrence of specified corporate transactions; or
•If the Company calls any Convertible Senior Notes for redemption.
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of March 31, 2024.
The Convertible Senior Notes are unsecured and unsubordinated obligations of the Company and will rank senior in right of payment to any of future indebtedness of the Company that is expressly subordinated in right of payment to the Convertible Senior Notes; rank equal in right of payment to any existing and future unsecured indebtedness of the Company that is not so subordinated; be effectively subordinated in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all existing and future indebtedness and other liabilities and obligations incurred by future subsidiaries of the Company.
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes and 2028 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2025 Notes or 2028 Notes, as applicable, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes or 2028 Notes, as applicable, the outstanding to become due and payable immediately.
The carrying amount of the 2025 Notes is $26.5 million as of March 31, 2024, with principal of $26.7 million, net of unamortized issuance costs of $0.3 million. The 2025 Notes were classified as long term liabilities as of March 31, 2024. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. The carrying amount of the 2028 Notes is $275.8 million as of March 31, 2024, with principal of $281.0 million, net of unamortized issuance costs of $5.2 million. The 2028 Notes were classified as long term liabilities as of March 31, 2024. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The following tables set forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$929	$1,294
Amortization of debt issuance costs	229	308
Total interest and amortization expense	$1,158	$1,602
The following tables set forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$713	$719
Amortization of debt issuance costs	327	325
Total interest and amortization expense	$1,040	$1,044
A schedule of the Company's future maturities for the 2025 and 2028 Notes, is as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
2024	$—	$—
2025	26,749	—
2026	—	—
2027	—	—
2028	—	281,019
Total principal payments	26,749	281,019
Less unamortized debt issuance costs	(251)	(5,193)
Net carrying amount	$26,498	$275,826

Capped Call Transactions with Respect to the 2025 Notes and 2028 Notes
In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional 2025 Notes and 2028 Notes, the Company entered into capped call transactions with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties in connection with the 2025 capped call transactions (the "2025 Capped Calls") and $33.7 million to the Counterparties in connection with the 2028 capped call transactions and (the "2028 Capped Calls" and, together with the 2025 Capped Calls, the "Capped Calls"). The 2025 Capped Calls and 2028 Capped Calls initially covered approximately 9,705,454 shares and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes and the 2028 Notes, respectively. The 2025 Capped Calls and the 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 Notes and the 2028 Notes, as applicable, and are exercisable upon conversion of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components commencing on April 16, 2025 with the last component scheduled to expire on June 12, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.
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
In connection with the Note Exchange, the Company received $0.4 million in cash in connection with settling certain Capped Calls. After giving effect to such settlements, the 2025 Capped Calls and 2028 Capped Calls outstanding cover approximately 1,504,992 and 8,837,095 shares of the Company's common stock, respectively. As the Capped Calls were equity classified, the proceeds from settlement of these Capped Calls were recorded to additional paid in capital.
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
The Company's board of directors approved an increase of shares available for grant under the 2019 Plan by 4,648,003 shares on February 23, 2022, by 4,954,409 shares on February 13, 2023, and by 5,233,525 on February 20, 2024.
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three months ended March 31, 2024, the Company has not recorded stock-based compensation expense as attainment of the financial performance targets is not considered probable.
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
In March 2024, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 200% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition.
As of March 31, 2024, there was total unrecognized compensation expense of approximately $49.0 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 2.4 years. As of March 31, 2024, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).

The inducement pool consists of a total of 4,375,000 shares of the Company's common stock, which includes (a) 1,500,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 2,875,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of March 31, 2024, the unrecognized expense for the PSUs is $1.1 million and the unrecognized expense for RSUs is $5.9 million.
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
There were no shares purchased by employees under the ESPP during the three months ended March 31, 2024 and 2023. As of March 31, 2024, total unrecognized compensation costs related to the ESPP was immaterial.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketing	$410	$450
Operations and technology	2,304	3,691
Selling, general and administrative	4,406	4,850
Total	$7,120	$8,991
During the three months ended March 31, 2024 and 2023, the Company capitalized $0.1 million and $0.3 million, of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.1 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company also incurred $1.5 million and $1.3 million of variable lease costs for the three months ended March 31, 2024 and 2023, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
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
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2024	$20,876
2025	28,070
2026	27,907
2027	24,104
2028	21,377
Thereafter	19,995
Total future minimum payments	$142,329
Less: Imputed interest	(20,286)
Present value of operating lease liabilities	$122,043
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows used for operating leases	$6,768	$8,231
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$2,009	$(1,493)
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2024
Weighted average remaining lease term	5.3
Weighted average discount rate	6.1%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of March 31, 2024 and December 31, 2023.
Note 10. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations and workforce reduction.
For the three months ended March 31, 2023, the Company recognized $36.4 million in restructuring charges which consisted of right-of-use asset impairment charge of $25.7 million, leasehold improvements impairment charge of $7.2 million, employee severance of $1.7 million and other related charges of $1.8 million. The Company recorded an immaterial amount of restructuring charges for the three months ended March 31, 2024. The restructuring related charges were recorded on a separate line item in the Company's condensed statement of operations.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2027. As of March 31, 2024, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. Since then, the parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023, however, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The mediation scheduled to begin on October 24, 2023 was postponed, and the parties are working to reschedule it in 2024. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on July 30, 2024. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 12. Income Taxes
The Company's provision for income taxes were immaterial for the three months ended March 31, 2024 and 2023.
The Company maintained a full valuation allowance of $292.3 million against its gross deferred tax assets which were $319.4 million as of March 31, 2024. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of March 31, 2024, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $2.8 million, and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of March 31, 2024. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.
Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(31,101)	$(82,500)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	105,212,053	99,608,071
Net loss per share attributable to common stockholders, basic and diluted	$(0.30)	$(0.83)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2024	2023
Options to purchase common stock	1,083,475	1,723,850
Restricted stock units	18,490,842	18,261,493
Estimated shares issuable under the Employee Stock Purchase Plan	139,842	260,261
Assumed conversion of the Convertible Senior Notes	10,342,056	18,746,323
Warrants to purchase common stock	7,894,737	—
Total	37,950,952	38,991,927

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Consignors may also drop off items at our luxury consignment offices. Our Neighborhood and Flagship Stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 39.2 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2024 and 2023, our overall take rate on consigned goods was 38.4% and 37.4%, respectively. The increase in our take rate was due to the update of our consignor commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 36.2 million members as of March 31, 2024. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through March 31, 2024, we have cumulatively paid more than $4.2 billion in commissions to our consignors. In the three months ended March 31, 2024, our gross merchandise value ("GMV") increased by 2% to $451.9 million compared to $444.4 million in the three months ended March 31, 2023. Additionally, net merchandise value ("NMV") increased by 2% to $334.8 million from $327.8 million in the three months ended March 31, 2024 and 2023 due to GMV growth. Our total revenue increased by 1% to $143.8 million from $141.9 million in the three months ended March 31, 2024 and 2023, respectively. In the three months ended March 31, 2024 and 2023, our gross profit was $107.3 million and $90.0 million, respectively, representing an increase of 19%.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches. Using artificial intelligence to assist our pricing team, we leverage our proprietary transactional database and market insights based on more than 39.2 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended March 31, 2024 was 85% as compared to 82% for the three months ended March 31, 2023.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of March 31, 2024, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 48% of our consignors had become buyers during the last twelve months had become buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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

Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except AOV and percentages)
GMV	$451,941	$444,366
NMV	$334,815	$327,805
Consignment revenue	$115,648	$102,643
Direct revenue	$12,709	$24,953
Shipping services revenue	$15,443	$14,308
Number of orders	840	891
Take rate	38.4%	37.4%
Active buyers	922	1,014
AOV	$538	$499
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
NMV
NMV represents the value of sales from both consigned goods and our inventory net of platform-wide discounts less product returns and order cancellations and excludes the effect of buyer incentives, shipping fees and sales tax. We believe NMV is a supplemental measure of the scale and growth of our online marketplace. Like GMV, NMV is not a proxy for revenue or revenue growth.
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
Adjusted EBITDA means GAAP net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, CEO transition costs, payroll taxes on employee stock transactions, legal settlement charges, restructuring charges, gain on extinguishment of debt, change in fair value of warrant liability and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA Reconciliation:
Net loss	$(31,101)	$(82,500)
Depreciation and amortization	8,309	7,821
Interest income	(2,069)	(2,053)
Interest expense	3,751	2,667
Provision for income taxes	71	86
EBITDA	(21,039)	(73,979)
Stock-based compensation	7,120	8,991
CEO transition costs (1)	—	159
Payroll taxes expense on employee stock transactions	56	44
Legal settlement	—	1,100
Restructuring charges (2)	196	36,388
Gain on extinguishment of debt (3)	(4,177)	—
Change in fair value of warrant liability (4)	15,583	—
Adjusted EBITDA	$(2,261)	$(27,297)
(1) The CEO transition charges for the three months ended March 31, 2023 consist of retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(2) The restructuring charges for the three months ended March 31, 2023 consist of impairment of right-of-use assets and property and equipment, employee severance charges, and other charges, including legal and transportation expenses. See "Note 10 - Restructuring" in the notes to the unaudited financial statements for disclosure regarding the restructuring expenses incurred.
(3) The gain on extinguishment of debt for the three months ended March 31, 2024 reflects the difference between the carrying value of the Exchanged Notes and the fair value of the 2029 Notes.
(4) The change in fair value of warrant liability for the three months ended March 31, 2024 reflects the remeasurement of the warrants issued by the Company in connection with the Note Exchange in February 2024.

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

Restructuring
Restructuring expense is primarily comprised of right-of-use asset and fixed asset impairments, severance benefits, and other related charges, including a net gain on lease terminations. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. The assumptions used such as projected future cash flows, discount rates, and determination of appropriate market comparable, are subject to volatility and may differ from actual results.
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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue:
Consignment revenue	$115,648	$102,643
Direct revenue	12,709	24,953
Shipping services revenue	15,443	14,308
Total revenue	143,800	141,904
Cost of revenue:
Cost of consignment revenue	13,280	15,529
Cost of direct revenue	12,285	25,030
Cost of shipping services revenue	10,956	11,362
Total cost of revenue	36,521	51,921
Gross profit	107,279	89,983
Operating expenses:
Marketing	15,283	17,518
Operations and technology	62,972	68,032
Selling, general and administrative	46,770	49,845
Restructuring charges	196	36,388
Total operating expenses	125,221	171,783
Loss from operations	(17,942)	(81,800)
Change in fair value of warrant liability	(15,583)	—
Gain on extinguishment of debt	4,177	—
Interest income	2,069	2,053
Interest expense	(3,751)	(2,667)
Loss before provision for income taxes	(31,030)	(82,414)
Provision for income taxes	71	86
Net loss	$(31,101)	$(82,500)

	Three Months Ended March 31,
	2024	2023
Revenue:
Consignment revenue	80.4%	72.3%
Direct revenue	8.8	17.6
Shipping services revenue	10.8	10.1
Total revenue	100.0	100.0
Cost of revenue:
Cost of consignment revenue	9.2	10.9
Cost of direct revenue	8.6	17.7
Cost of shipping services revenue	7.6	8.0
Total cost of revenue	25.4	36.6
Gross profit	74.6	63.4
Operating expenses:
Marketing	10.6	12.4
Operations and technology	43.8	48.0
Selling, general and administrative	32.4	35.1
Restructuring charges	0.1	25.6
Total operating expenses	87.0	121.1
Loss from operations	(12.4)	(57.7)
Change in fair value of warrant liability	(10.9)	—
Gain on extinguishment of debt	2.9	—
Interest income	1.4	1.4
Interest expense	(2.6)	(1.9)
Loss before provision for income taxes	(21.6)	(58.2)
Provision for income taxes	—	0.1
Net loss	(21.6)%	(58.1)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Consignment Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Consignment revenue	$115,648	$102,643	$13,005	13%
Consignment revenue increased by $13.0 million, or 13%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in revenue was driven primarily by an increase in consignment GMV and improvement in our take rate during the three months ended March 31, 2024. GMV growth during the three months ended March 31, 2024 was driven by an 8% increase in AOV driven by a year-over-year increase in average selling prices, partially offset by a 6% decrease in orders.
Returns and cancellations as a percentage of GMV for the three months ended March 31, 2024 was 25.9%, compared to 26.2% for the three months ended March 31, 2023. Our take rate increased to 38.4% from 37.4% during the three months ended March 31, 2024 compared to the same period last year due to the update of our commission structure which went into effect on November 1, 2022.
Direct Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Direct revenue	$12,709	$24,953	$(12,244)	(49)%
Direct revenue decreased by $12.2 million, or 49%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$15,443	$14,308	$1,135	8%
Shipping services revenue increased by $1.1 million, or 8%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in the standard shipping fee per order, partially offset by a decrease in the number of orders in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Cost of Consignment Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$13,280	$15,529	$(2,249)	(14)%
Cost of consignment revenue decreased by $2.2 million, or 14%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by efficiencies in our cost leverage.
Consignment revenue gross margin increased by 365 basis points in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an improvement in our average take rate during the three months ended March 31, 2024.
Cost of Direct Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$12,285	$25,030	$(12,745)	(51)%
Cost of direct revenue decreased by $12.7 million, or 51%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin increased by 364 basis points for the three months ended March 31, 2024, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in the sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than the margin profile of our consignment revenue.
Cost of Shipping Services Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$10,956	$11,362	$(406)	(4)%
Cost of shipping services revenue decreased by $0.4 million, or 4% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a 6% decrease in the number of orders.
The shipping services revenue gross margin increased by 847 basis points for the three months ended March 31, 2024, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 1,119 basis points in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the increase in consignment revenue and decrease in direct revenue as a percentage of total revenue and the improvement in our take rate. Gross margin may vary from period to period.
Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Marketing	$15,283	$17,518	$(2,235)	(13)%
Marketing expense decreased by $2.2 million, or 13%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in advertising costs.
As a percent of revenue, marketing expense decreased to 10.6% from 12.3% in the three months ended March 31, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Operations and technology	$62,972	$68,032	$(5,060)	(7)%
Operations and technology expense decreased by $5.1 million, or 7%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount related to the savings plan implemented during 2023.
As a percent of revenue, operations and technology expense decreased to 43.8% from 47.9% in the three months ended March 31, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$46,770	$49,845	$(3,075)	(6)%
Selling, general and administrative expense decreased by $3.1 million, or 6%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to lower legal settlement expenses, lower employee compensation and lease related expenses due to headcount reductions and office closures as a result of the savings plan implemented during 2023.

As a percent of revenue, selling, general and administrative expense decreased to 32.5% from 35.1% in the three months ended March 31, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring Charges

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Restructuring charges	$196	$36,388	$(36,192)	(99)%
Restructuring charges decreased by $36.2 million, or 99% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We incurred charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction during the three months ended March 31, 2023, which were substantially completed during 2023.
Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(15,583)	$—	$(15,583)	100%
The fair value of warrant liability increased by $15.6 million, or 100% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The change was due to the unrealized loss on the change in fair value of the warrant liability from the issuance date to March 31, 2024 (See Note 6 — Non-convertible Notes, Net).
Gain on Extinguishment of Debt

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$4,177	$—	$4,177	100%
Gain on extinguishment of debt increased by $4.2 million, or 100% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was due to the gain recorded from the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2029 Notes (See Note 6 — Non-convertible Notes, Net).
Interest Income

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest income	$2,069	$2,053	$16	1%
Interest income increased by an immaterial amount for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Interest Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest expense	$(3,751)	$(2,667)	$(1,084)	41%

Interest expense increased by $1.1 million, or 41% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the issuance of the 2029 Notes.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $166.0 million and an accumulated deficit of $1,150.7 million. With the expiration of the Revolving Credit Agreement in the three months ended June 30, 2023, we had restricted cash of $14.9 million as of March 31, 2024, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of the 2025 Notes and $6.5 million of the 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (the “Note Exchange”). As a result of the Note Exchange, we significantly extended the average maturity date of our outstanding indebtedness.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of March 31, 2024 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Net cash used in:
Operating activities	$(3,467)	$(30,433)
Investing activities	(5,321)	(15,920)
Financing activities	(929)	(295)
Net decrease in cash and cash equivalents	$(9,717)	$(46,648)
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used operating activities was $3.5 million, which consisted of a net loss of $31.1 million, adjusted by non-cash charges of $33.1 million and cash outflows due to a net change of $5.5 million in our operating assets and liabilities. The net change in our non-cash charges was primarily due to the unrealized loss on change in fair value of warrant liability which were issued in connection with the Note Exchange during the three months ended March 31, 2024. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $4.9 million decrease in operating lease liabilities and a $3.0 million increase in accounts receivables partially offset by a $3.0 million decrease in prepaid expenses and other current assets.

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
Net Cash Used in Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $5.3 million, which consisted of $2.1 million for purchases of property and equipment, net, including leasehold improvements and $3.2 million for capitalized proprietary software development costs.
During the three months ended March 31, 2023, net cash used in investing activities was $15.9 million, which primarily consisted of $11.7 million for purchases of property and equipment, net, including leasehold improvements, and $4.2 million for capitalized proprietary software development costs.
Net Cash Used in Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $0.9 million, which primarily consisted of payment of debt issuance costs related to the Note Exchange.
During the three months ended March 31, 2023, net cash used in financing activities was $0.3 million, which consisted of taxes paid related to restricted stock vesting.
Convertible Senior Notes
As of March 31, 2024, we had 3.00% convertible senior notes due 2025 outstanding in an aggregate principal amount of $26.7 million and 1.00% convertible senior notes due 2028 outstanding in an aggregate principal amount of $281.0 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of these Convertible Senior Notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, at an initial conversion rate of 56.2635 shares of our common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $17.77 per share of our common stock. The initial conversion price of the 2025 Notes represents a premium of approximately 27.5% over the $13.94 closing price of our common stock on June 10, 2020. The 2028 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, at an initial conversion rate of 31.4465 shares of our common stock per $1,000 principal amount of the 2028 Notes, which is equivalent to an initial conversion price of approximately $31.80 per share of our common stock. The initial conversion price of the 2028 Notes represents a premium of approximately 32.5% over the $24.00 closing price of our common stock on March 3, 2021.
In connection with the Convertible Senior Notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the Convertible Senior Notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2025 Notes was initially $27.88 per share, which represents a premium of 100.0% over the closing price of our common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.
For additional details related to our Convertible Senior Notes, please see “Note 7 – Convertible Senior Notes, Net” to the condensed financial statements included in this report.

2029 Notes and Warrants
On February 29, 2024, the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its Convertible Senior Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to an indenture. The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind interest at a rate of 4.25% per annum payable semi-annually. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the Note Exchange, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the warrants (the “Warrants”) (see “Note 4 – Fair Value Measurement” to the condensed financial statements included in this report for further details on the terms of the Warrants).

For additional details related to our 2029 Notes, please see “Note 6 – Non-convertible Notes, Net” to the condensed financial statements included in this report.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on 10-K except for the following related to the Note Exchange described above and in "Note 4 — Fair Value Measurement" and "Note 6 — Non-convertible Notes, Net" to the condensed financial statements included in this report:
•As of March 31, 2024, our total commitments and obligations in the aggregate principal amount plus the associated future interest payments for the 2025 Notes and 2028 Notes decreased by $152.3 million and $6.7 million, respectively; and
•On February 29, 2024, we issued the 2029 Notes and Warrants. As of March 31, 2024, our cash requirements related to our 2029 Notes were $231.7 million, of which $12.0 million is expected to be paid within the next 12 months.
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
Note Exchange
During the three months ended March 31, 2024, the Company accounted for the Note Exchange as a debt extinguishment and recorded a gain of $4.2 million as the difference between the carrying amount of the Exchanged Notes and the fair value of the 2029 Notes. The fair value of the 2029 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to the company of a similar debt instrument.
Warrants
The Warrants are accounted for as liabilities under ASC 480 since the warrants may be required to be settled in cash in case of a fundamental change, which could occur outside of the Company’s control. The fair value of the warrant liability is estimated using the Black-Scholes-Merton option-pricing model and changes in fair value are recognized on the Company’s statement of operations.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. Since then, the parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023, however, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The mediation scheduled to begin on October 24, 2023 was postponed, and the parties are working to reschedule it in 2024. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on July 30, 2024. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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

Item 1A. Risk Factors.
Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K.

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
•We may require additional capital to support our business growth. If such capital is not available to us, our business, operating results and financial condition may be harmed.
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
Risks Related to Our Outstanding Notes and Warrants
•We have incurred a significant amount of debt and may incur additional indebtedness in the future.
•The indentures governing our Convertible Senior Notes and 2029 Notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
•Transactions relating to the Convertible Senior Notes or Warrants may dilute the ownership interest of our stockholders.
•The conversion of the Convertible Senior Notes or Warrants, if triggered, may adversely affect our financial condition and operating results.
•The accounting method for the Warrants materially affects our reported financial results.
•The accounting method for the Convertible Senior Notes materially affects our reported financial results.
The Company has reviewed and updated its risk factors as previously disclosed in its 2023 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2023 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission ("SEC"). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net losses of $196.4 million, $168.5 million and $31.1 million in 2022, 2023 and the three months ended March 31, 2024 respectively, and as of March 31, 2024 we had an accumulated deficit of $1,150.7 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
We may require additional capital to support business growth. If such capital is not available to us, our business, operating results and financial condition may be harmed.
We may require additional funds to support our growth and respond to business challenges. To support our future growth, we may need to further develop our online marketplace services, grow our retail presence, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may result in significant dilution to existing stockholders or the granting of new equity securities which have rights, preferences and privileges superior to those of holders of our common stock. Our 2029 Notes contain, and any other debt financing secured by us could also contain, restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities in the future. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
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
Risks Related to Our Outstanding Notes and Warrants
We have incurred a significant amount of debt and may incur additional indebtedness in the future.
As of March 31, 2024, the principal amount of our 2025 Notes was $26.7 million, the principal amount of our 2028 Notes was $281.0 million, the principal amount of our 2029 Notes was $135.0 million. Additionally, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The indentures governing our Convertible Senior Notes and 2029 Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.

Subject to certain exceptions and qualifications, the indenture governing our 2029 Notes (the “2029 Notes Indenture”) restricts our ability to, among other things, (i) grant or incur liens securing indebtedness; (ii) incur, assume or guarantee additional indebtedness; (iii) enter into transactions with affiliates; (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries; (v) in the case of the Company and any future guarantor (if any), consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person; (vi) make certain restricted payments or other investments; and (vii) pay dividends or make other distributions (including loans and other advances). In addition, the 2029 Notes Indenture contains a covenant that provides that the Company may not permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) to be less than $25 million as of the last day of any month. These restrictions, and others set forth in the 2029 Notes Indenture, may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

The indentures for our Convertible Senior Notes and our 2029 Notes Indenture also set forth certain events of default after which the 2025 Notes, 2028 Notes or 2029 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the 2025 Notes, 2028 Notes or 2029 Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the 2025 Notes, 2028 Notes or 2029 Notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.

Transactions relating to our Convertible Senior Notes or Warrants may dilute the ownership interest of our stockholders.

The conversion or exercise of some or all of our outstanding Convertible Senior Notes or Warrants would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion or exercise of any such Convertible Senior Notes or Warrants. If the Convertible Senior Notes or Warrants become convertible or exercisable under the terms of the applicable indenture or warrant agency agreement, and if holders subsequently elect to convert or exercise the Convertible Senior Notes or Warrants, we could be required to deliver to them a significant number of shares of our common stock. Any sales or anticipated sales in the public market of the common stock issuable upon conversion of the Convertible Senior Notes or exercise of the Warrants could adversely affect prevailing market prices for our common stock. In addition, the existence of the Convertible Senior Notes and Warrants may encourage short selling by market participants because the conversion of the Convertible Senior Notes or Warrants could be used to satisfy short positions.

The conversion of the Convertible Senior Notes or the cash settlement of the Warrants, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of the Convertible Senior Notes will be entitled to convert their Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Senior Notes do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which could result in a material reduction in our net working capital. Further, in the event of a fundamental change, which could occur outside the Company’s control, the Warrants may be required to be settled in cash instead of delivering shares, which could result in a material reduction in our net working capital.

The accounting method for the Warrants materially affects our reported financial results.

We account for our outstanding Warrants as liabilities at fair value on our balance sheet. The Warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of earnings in each period for which our earnings are reported. We will continue to adjust the liability for changes in fair value until the earlier of exercise or expiration of the Warrants. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly and annual financial results.

The accounting method for the Convertible Senior Notes materially affects our reported financial results.

Prior to the adoption of ASU 2020-06, under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, we accounted for the liability and equity components of the Convertible Senior Notes separately because the Convertible Senior Notes may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. This bifurcation resulted in a debt discount for Convertible Senior Notes. See “Note 2—Summary of Significant Accounting Policies— Convertible Senior Notes.” We used the effective interest method to amortize the debt discount to interest expense over the amortization period, which is the expected life of the Convertible Senior Notes. However, we adopted ASU 2020-06 as of January 1, 2022, under which we now account for the Convertible Senior Notes as a single liability measured at their amortized cost. Upon adoption, we recorded a cumulative effect adjustment of $13.4 million as a reduction to accumulated deficit and a reduction to additional paid in capital of $112.1 million related to amounts attributable to the value of the conversion options that had previously been recorded in equity. Additionally, we recorded an increase to the Convertible Senior Notes balance by an aggregate amount of $98.6 million as a result of the reversal of the separation of the convertible debt between debt and equity. As a result of the adoption of ASU 2020-06, we also derecognized $27.5 million of deferred tax liabilities and recognized $0.2 million of deferred tax assets, resulting in a $27.7 million increase to the net deferred tax assets and a corresponding increase of $27.7 million in the offsetting valuation allowance.

The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in periods beginning on or after January 1, 2022 as a result of eliminating the discount associated with the equity component. In addition, following adoption, we are required to calculate diluted earnings per share using the “if converted” method, which assumes that all of the Convertible Senior Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which can adversely affect our diluted earnings per share. Future amendments to the accounting treatment for the Convertible Senior Notes, could adversely affect our financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.

The capped call transactions may affect the value of the Convertible Senior Notes and our common stock.

In connection with the pricing of the Convertible Senior Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover the number of shares of our common stock initially underlying the Convertible Senior Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the Convertible Senior Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Senior Notes (and are likely to do so on each exercise date of the capped call transactions), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the Convertible Senior Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with the Note Exchange, we issued Warrants dated February 29, 2024 to purchase 7,894,737 shares (subject to adjustment in accordance with their terms) of our common stock to holders of the Exchanged Notes. The Warrants have an Exercise Price of $1.71 per share, subject to certain cashless exercise provisions contained therein and adjustment in accordance with the terms of the Warrants. The Warrants are exercisable from the date of issuance until they expire on March 1, 2029.
The Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
On March 7, 2024, Rob Krolik, a member of the Company’s Board of Directors, adopted a new trading plan for the sale of securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Krolik Plan”). The Krolik Plan provides for the sale of up to a maximum of 74,949 shares of the Company’s common stock that he has received or will receive following the vesting of restricted stock units. The first possible trade date under the Krolik Plan is June 6, 2024, and the end date of the Krolik Plan is March 7, 2025, subject to certain conditions.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1+	Offer Letter by and between The RealReal, Inc. and Ajay Gopal dated February 19, 2024 (incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed on February 21, 2024).

10.2**
Form of Exchange Agreement by and between The RealReal, Inc. and the Noteholder, as defined therein, dated February 29, 2024 (incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 1, 2024).

10.3
Indenture by and between The RealReal, Inc., the Guarantors party thereto and Glas Trust Company LLC, dated February 29, 2024 (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on March 1, 2024).

10.4
Warrant Agency Agreement by and between The RealReal, Inc., Computershare, Inc., and Computershare Trust Company, N.A. dated February 29, 2024 (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 1, 2024).

10.5*	Security Agreement among The RealReal, Inc., the Pledgors and GLAS Trust Company LLC, as Notes Collateral Agent, dated February 29, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
**
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

The RealReal, Inc.

Date: May 7, 2024	By:	/s/ John Koryl
John Koryl
Chief Executive Officer

Date: May 7, 2024	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer