Form 10-Q
period 2024-06-30
TheRealReal, Inc.
filed 2024-08-06
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, the registrant had 108,498,205 shares of common stock, $0.00001 par value per share, outstanding.

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
•our ability to return to historic levels of revenue growth and to effectively expand our operations;
•our ability to achieve anticipated savings in connection with our reduction in workforce and associated real estate reduction plan;
•our ability to successfully implement our growth strategies;
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
•our ability to enter international markets;
•the accuracy and reliability of our authentication process;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$150,746	$175,709
Accounts receivable, net	16,450	17,226
Inventory, net	21,119	22,246
Prepaid expenses and other current assets	19,134	20,766
Total current assets	207,449	235,947
Property and equipment, net	96,769	104,087
Operating lease right-of-use assets	82,952	86,348
Restricted cash	14,911	14,914
Other assets	5,342	5,627
Total assets	$407,423	$446,923
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$12,650	$8,961
Accrued consignor payable	65,465	77,122
Operating lease liabilities, current portion	22,080	20,094
Convertible senior notes, net, current portion	26,550	—
Other accrued and current liabilities	85,059	82,685
Total current liabilities	211,804	188,862
Operating lease liabilities, net of current portion	97,024	104,856
Convertible senior notes, net	276,159	452,421
Non-convertible notes, net	131,278	—
Warrant liability	20,370	—
Other noncurrent liabilities	6,042	4,083
Total liabilities	742,677	750,222
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 108,495,705 and 104,670,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	832,179	816,325
Accumulated deficit	(1,167,434)	(1,119,625)
Total stockholders’ deficit	(335,254)	(303,299)
Total liabilities and stockholders’ deficit	$407,423	$446,923
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Consignment revenue	$112,714	$96,577	$228,362	$199,220
Direct revenue	16,724	20,887	29,433	45,840
Shipping services revenue	15,496	13,391	30,939	27,699
Total revenue	144,934	130,855	288,734	272,759
Cost of revenue:
Cost of consignment revenue	13,108	14,575	26,388	30,104
Cost of direct revenue	13,760	20,446	26,045	45,476
Cost of shipping services revenue	10,600	9,660	21,556	21,022
Total cost of revenue	37,468	44,681	73,989	96,602
Gross profit	107,466	86,174	214,745	176,157
Operating expenses:
Marketing	13,759	15,351	29,042	32,869
Operations and technology	65,422	65,575	128,394	133,607
Selling, general and administrative	47,082	44,326	93,852	94,171
Restructuring charges	—	1,864	196	38,252
Total operating expenses	126,263	127,116	251,484	298,899
Loss from operations	(18,797)	(40,942)	(36,739)	(122,742)
Change in fair value of warrant liability	5,630	—	(9,953)	—
Gain on extinguishment of debt	—	—	4,177	—
Interest income	2,263	2,404	4,332	4,457
Interest expense	(5,769)	(2,678)	(9,520)	(5,345)
Loss before provision for income taxes	(16,673)	(41,216)	(47,703)	(123,630)
Provision for income taxes	35	114	106	200
Net loss attributable to common stockholders	$(16,708)	$(41,330)	$(47,809)	$(123,830)
Net loss per share attributable to common stockholders
Basic	$(0.16)	$(0.41)	$(0.45)	$(1.23)
Diluted	$(0.20)	$(0.41)	$(0.45)	$(1.23)
Shares used to compute net loss per share attributable to common stockholders
Basic	106,882,054	100,973,105	106,047,054	100,294,359
Diluted	111,117,389	100,973,105	106,047,054	100,294,359
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of capped calls	—	—	396	—	396
Issuance of common stock upon exercise of options	14,873	—	7	—	7
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,232,416	—	(316)	—	(316)
Stock-based compensation expense	—	—	7,260	—	7,260
Net loss	—	—	—	(31,101)	(31,101)
Balance as of March 31, 2024	105,917,789	$1	$823,672	$(1,150,726)	$(327,053)
Issuance of common stock upon exercise of options	23,870	—	105	—	105
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	2,220,293	—	(48)	—	(48)
Issuance of common stock for exercises under ESPP	333,753	—	624	—	624
Stock-based compensation expense	—	—	7,826	—	7,826
Net loss	—	—	—	(16,708)	(16,708)
Balance as of June 30, 2024	108,495,705	$1	$832,179	$(1,167,434)	$(335,254)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(47,809)	$(123,830)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	16,536	15,786
Stock-based compensation expense	14,822	17,757
Reduction of operating lease right-of-use assets	7,443	9,168
Bad debt expense	1,246	1,029
Non-cash interest expense	5,701	—
Issuance costs allocated to liability classified warrants	374	—
Accretion of debt discounts and issuance costs	1,045	1,279
Property, plant, equipment, and right-of-use asset impairments	—	33,505
Provision for inventory write-downs and shrinkage	1,840	6,531
Gain on debt extinguishment	(4,177)	—
Change in fair value of warrant liability	9,953	—
Loss related to warehouse fire, net	389	—
Other adjustments	(672)	56
Changes in operating assets and liabilities:
Accounts receivable, net	(470)	5,184
Inventory, net	(629)	10,532
Prepaid expenses and other current assets	4,796	4,121
Other assets	184	(2,820)
Operating lease liability	(9,893)	(11,437)
Accounts payable	2,813	1,763
Accrued consignor payable	(12,704)	(19,706)
Other accrued and current liabilities	(957)	(9,639)
Other noncurrent liabilities	(52)	(137)
Net cash used in operating activities	(10,221)	(60,858)
Cash flow from investing activities:
Capitalized proprietary software development costs	(5,138)	(7,514)
Purchases of property and equipment	(5,142)	(19,764)
Net cash used in investing activities	(10,280)	(27,278)
Cash flow from financing activities:
Proceeds from exercise of stock options	112	3
Taxes paid related to restricted stock vesting	(364)	(411)
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	624	446
Cash received from settlement of capped calls in conjunction with the Note Exchange	396	—
Issuance costs paid related to the Note Exchange	(5,233)	—
Net cash (used in) provided by financing activities	(4,465)	38
Net decrease in cash, cash equivalents and restricted cash	(24,966)	(88,098)
Cash, cash equivalents and restricted cash
Beginning of period	190,623	293,793
End of period	$165,657	$205,695

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$2,769	$4,066
Cash paid for income taxes	$197	222
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,898	2,932
Capitalized proprietary software development costs additions not yet paid in cash	1,363	698
Stock-based compensation capitalized to proprietary software development costs	264	443
Liability classified warrants issued in connection with the Note Exchange	10,417	—
Net decrease in principal amount of debt due to the Note Exchange	(17,232)	—
Issuance costs associated with the Note Exchange included in accounts payable and other accrued and current liabilities	26	—

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
The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three and six months ended June 30, 2024 and 2023, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company has made a presentation change to reclassify loss on disposal of property and equipment and impairment of capitalized proprietary software to other adjustments within operating cash flows in the condensed statements of cash flows. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. See Note 13 – Net Loss Per Share Attributable to Common Stockholders for the reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and six months ended June 30, 2024 and 2023.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of June 30, 2024 and December 31, 2023.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of June 30, 2024 and December 31, 2023.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the period ended June 30, 2024 and December 31, 2023 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$150,746	$175,709	$188,890
Restricted cash	14,911	14,914	16,805
Total cash, cash equivalents and restricted cash	$165,657	$190,623	$205,695
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $1.8 million and $6.5 million during the six months ended June 30, 2024 and 2023, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $20.8 million and $22.2 million as of June 30, 2024 and December 31, 2023, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.0 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of June 30, 2024 and December 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and six months ended June 30, 2024 and 2023.

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

	June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$4,842	$—	$—	$4,842
Money market funds	145,904	—	—	145,904
Total cash and cash equivalents	$150,746	$—	$—	$150,746

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$50,947	$—	$—	$50,947
Money market funds	124,762	—	—	124,762
Total cash and cash equivalents	$175,709	$—	$—	$175,709
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

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$145.9	$—	$—	$145.9
Total	$145.9	$—	$—	$145.9
Financial liabilities:
Warrants	$—	$—	$20.4	$20.4
Total	$—	$—	$20.4	$20.4
As of December 31, 2023, the Company held $124.8 million in money market funds. Such amounts are considered Level 1 and the Company held no other assets or liabilities that are measured at fair value on a recurring basis.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	June 30, 2024		December 31, 2023
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$26.6	$25.0	$170.6	$128.2
2028 Convertible senior notes	$276.2	$130.3	$281.9	$100.0
The principal amounts of its 3.00% Convertible Senior Notes due 2025 ("2025 Notes") and 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Convertible Senior Notes") are $26.7 million and $281.0 million, respectively. The difference between the principal amounts of the Convertible Senior Notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7).
As of June 30, 2024, the fair value of the 2025 Notes and the 2028 Notes, which differs from their carrying value is determined based on the quoted bid prices of the Convertible Senior Notes in an over-the-counter market using the latest trading information of the reporting period.
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
The aggregate fair value of the Warrants upon issuance and as of June 30, 2024 was $10.4 million and $20.4 million, respectively, determined using a Black-Scholes Model with the following inputs:

	On issuance	June 30, 2024
Stock price	$1.77	$3.19
Exercise price	$1.71	$1.71
Expected life in years	5.00	4.67
Expected volatility	94.84%	95.73%
Expected dividends	—%	—%
Discount rate	4.26%	4.33%

The following table presents the activity related to the Warrants during the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Opening balance	$26,000	$—
Issuance of warrants	—	10,417
Change in fair value	(5,630)	9,953
Balance as of June 30, 2024	$20,370	$20,370
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Proprietary software	$46,800	$44,964
Furniture and equipment	48,232	47,389
Automobiles	2,035	2,069
Leasehold improvements	85,786	84,138
Property and equipment, gross	182,853	178,560
Less: accumulated depreciation and amortization	(86,084)	(74,473)
Property and equipment, net	$96,769	$104,087
Depreciation and amortization expense on property and equipment was $8.1 million and $7.8 million for the three months ended June 30, 2024 and 2023, respectively, and $16.3 million and $15.3 million for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2023, the Company recorded $7.2 million of impairment of leasehold improvements and disposal of fixed assets, related to the closures of several of its office and retail locations as part of the savings plan the Company implemented. The Company did not record impairment of leasehold improvements or disposal of fixed assets related to the savings plan during the three and six months ended June 30, 2024.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Returns reserve	$20,773	$22,204
Accrued compensation	17,254	20,086
Accrued sales tax and other taxes	7,277	8,118
Site credit and gift card liability	14,505	14,058
Accrued marketing and outside services	5,935	5,012
Accrued shipping	3,694	4,244
Deferred revenue	2,769	2,214
Accrued interest	4,939	1,166
Other	7,913	5,583
Other accrued and current liabilities	$85,059	$82,685

Note 6. Non-convertible Notes, Net
Note Exchange
On February 29, 2024 (the “Closing Date”), the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to an indenture (the “Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the six months ended June 30, 2024, there were no amounts added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants).
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
A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2024 through 2028	$—
2029	166,592
Total expected payments at maturity	166,592
Less unamortized debt issuance costs and debt premium, net	(3,722)
Less amounts related to PIK interest	(31,592)
Net carrying amount	$131,278
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
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of June 30, 2024.
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
The carrying amount of the 2025 Notes is $26.5 million as of June 30, 2024, with principal of $26.7 million, net of unamortized issuance costs of $0.2 million. The 2025 Notes were classified as short term liabilities as of June 30, 2024. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. The carrying amount of the 2028 Notes is $276.2 million as of June 30, 2024, with principal of $281.0 million, net of unamortized issuance costs of $4.9 million. The 2028 Notes were classified as long term liabilities as of June 30, 2024. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.

The following tables set forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$201	$1,294	$1,130	$2,588
Amortization of debt issuance costs	51	320	280	628
Total interest and amortization expense	$252	$1,614	$1,410	$3,216
The following tables set forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$703	$719	$1,416	$1,438
Amortization of debt issuance costs	333	326	660	651
Total interest and amortization expense	$1,036	$1,045	$2,076	$2,089
A schedule of the Company's future maturities for the 2025 and 2028 Notes, is as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
2024	$—	$—
2025	26,749	—
2026	—	—
2027	—	—
2028	—	281,019
Total principal payments	26,749	281,019
Less unamortized debt issuance costs	(199)	(4,860)
Net carrying amount	$26,550	$276,159

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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three and six months ended June 30, 2024, the Company has not recorded stock-based compensation expense as attainment of the financial performance targets is not considered probable.
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
As of June 30, 2024, there was $40.1 million of total unrecognized compensation expense related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 2.3 years. As of June 30, 2024, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to the certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).

The inducement pool consists of a total of 5,625,000 shares of the Company's common stock, which includes (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of June 30, 2024, the unrecognized expense for the PSUs is $2.7 million and the unrecognized expense for RSUs is $8.2 million.
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
There were 333,753 and 469,199 shares purchased by employees under the ESPP during the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total unrecognized compensation costs related to the purchase rights under the ESPP was immaterial.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketing	$72	$349	$482	$799
Operations and technology	2,690	3,301	4,994	6,992
Selling, general and administrative	4,940	5,116	9,346	9,966
Total	$7,702	$8,766	$14,822	$17,757
During the three months ended June 30, 2024 and 2023, the Company capitalized $0.1 million and $0.2 million of stock-based compensation expense to proprietary software, respectively. During the six months ended June 30, 2024 and 2023, the Company capitalized $0.3 million and $0.4 million of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.3 million and $5.6 million for the three months ended June 30, 2024 and 2023, respectively, and $10.4 million and $12.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company also incurred $1.4 million and $1.3 million of variable lease costs for the three months ended June 30, 2024 and 2023, respectively, and $2.9 million and $2.6 million of variable lease costs for the six months ended June 30, 2024 and 2023, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the six months ended June 30, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $26.3 million related to the impairment of certain office and store right-of-use assets, for the six months ended June 30, 2023. No impairment charges were recorded during the six months ended June 30, 2024. The impairment charges are included in restructuring charges in the condensed statements of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2024	$14,384
2025	28,765
2026	28,508
2027	24,554
2028	21,840
Thereafter	20,210
Total future minimum payments	$138,261
Less: Imputed interest	(19,157)
Present value of operating lease liabilities	$119,104
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash flows used for operating leases	$13,604	$15,623
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$4,047	$(1,487)
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2024
Weighted average remaining lease term	5.0 years
Weighted average discount rate	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of June 30, 2024 and December 31, 2023.
Note 10. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations and workforce reduction.
For the six months ended June 30, 2023, the Company recognized $38.3 million in restructuring charges which consisted of right-of-use asset impairment charge of $26.3 million, leasehold improvements impairment charge of $7.2 million, employee severance of $3.0 million, and other related charges of $1.8 million. The Company recorded an immaterial amount of restructuring charges for the six months ended June 30, 2024. The restructuring related charges were recorded on a separate line item in the Company's condensed statement of operations.
Note 11. Commitments and Contingencies
Fire at Secaucus, New Jersey Authentication Center
In May 2024, the Company experienced a fire at one of its authentication centers in Secaucus, New Jersey. The damage was primarily limited to fixed assets, leasehold improvements, supplies, and consigned and owned inventories. The Company maintains property, cargo, general liability and business interruption insurance coverage.
As of June 30, 2024, discussions with the insurance company are still ongoing. Based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.
The Company recorded an initial insurance receivable of $3.1 million, reported within prepaid and other current assets in the condensed balance sheet and related insurance recovery gain within Operations and Technology on the condensed statement of operations, partially offsetting applicable losses related to the fire. During the period ended June 30, 2024, the Company recorded a net loss of $0.4 million related to the fire.

As of June 30, 2024, the Company had received, in aggregate, advance payments from insurers totaling approximately $0.8 million towards its claims to cover immediate impacts of the fire which is included in net cash flows from operating activities in the condensed statements of cash flows.
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2027. As of June 30, 2024, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which motion remains pending. Merits discovery is stayed in the case until the motion for class certification is decided. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 12. Income Taxes
The Company's provision for income taxes were immaterial for the three and six months ended June 30, 2024 and 2023.
The Company maintained a full valuation allowance of $292.3 million against its gross deferred tax assets which were $319.4 million as of June 30, 2024. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of June 30, 2024, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $2.9 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of June 30, 2024. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders, basic	$(16,708)	$(41,330)	$(47,809)	$(123,830)
Gain from change in fair value of warrants	(5,630)	—	—	—
Net loss attributable to common stockholders, diluted	$(22,338)	$(41,330)	$(47,809)	$(123,830)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic	106,882,054	100,973,105	106,047,054	100,294,359
Effect of dilutive liability classified warrants	4,235,335	—	—	—
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, diluted	111,117,389	100,973,105	106,047,054	100,294,359
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.41)	$(0.45)	$(1.23)
Diluted	$(0.20)	$(0.41)	$(0.45)	$(1.23)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	1,037,181	1,671,085	1,037,181	1,671,085
Restricted stock units	16,475,726	14,926,078	16,475,726	14,926,078
Estimated shares issuable under the Employee Stock Purchase Plan	250,224	509,460	250,224	509,460
Assumed conversion of the Convertible Senior Notes	10,342,056	18,746,323	10,342,056	18,746,323
Warrants to purchase common stock	—	—	7,894,737	—
Total	28,105,187	35,852,946	35,999,924	35,852,946

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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Consignors may also drop off items at our luxury consignment offices. Our Neighborhood and Flagship Stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 40.9 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2024 and 2023, our overall take rate on consigned goods was 38.5% and 36.7%, respectively. The increase in our take rate was due to the update of our consignor commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 37.0 million members as of June 30, 2024. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through June 30, 2024, we have cumulatively paid more than $4.4 billion in commissions to our consignors. Our gross merchandise value (“GMV”) increased by 4% to $440.9 million from $423.3 million in the three months ended June 30, 2024 and 2023, respectively. Our GMV increased by 3% to $892.9 million from $867.7 million in the six months ended June 30, 2024 and 2023, respectively. Additionally, our net merchandise value (“NMV”) increased by 8% to $329.4 million from $303.9 million in the three months ended June 30, 2024 and 2023, respectively, and by 5% to $664.2 million from $631.7 million in the six months ended June 30, 2024 and 2023, respectively. Our total revenue increased by 11% to $144.9 million from $130.9 million in the three months ended June 30, 2024 and 2023, respectively, and increased by 6% to $288.7 million from $272.8 million in the six months ended June 30, 2024 and 2023, respectively. In the three months ended June 30, 2024 and 2023, our gross profit was $107.5 million and $86.2 million, respectively, representing an increase of 25%. In the six months ended June 30, 2024 and 2023, our gross profit was $214.7 million and $176.2 million, respectively, representing an increase of 22%.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches. Using artificial intelligence to assist our pricing team, we leverage our proprietary transactional database and market insights based on more than 40.9 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended June 30, 2024 was 85% as compared to 84% for the three months ended June 30, 2023.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2024, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 48% of our consignors had become buyers during the last twelve months had become buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except AOV and percentages)
GMV	$440,914	$423,341	$892,855	$867,707
NMV	$329,422	$303,918	$664,237	$631,723
Consignment revenue	$112,714	$96,577	$228,362	$199,220
Direct revenue	$16,724	$20,887	$29,433	$45,840
Shipping services revenue	$15,496	$13,391	$30,939	$27,699
Number of orders	820	789	1,660	1,680
Take rate	38.5%	36.7%	38.4%	37.0%
Active buyers (1)	381	351	608	583
AOV	$538	$537	$538	$516
(1) During the three months ended June 30, 2024, we updated active buyers to represent buyers who purchased goods through our online marketplace during the period presented. Active buyers for the six months ended June 30, 2024 were buyers who purchased goods during the 6 months ended. Previously we had measured buyers who purchased goods during the 12 months ended on the last day of the period presented.
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
Active Buyers
Active buyers include buyers who purchased goods through our online marketplace during the period presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA Reconciliation:
Net loss	$(16,708)	$(41,330)	$(47,809)	$(123,830)
Depreciation and amortization	8,227	7,965	16,536	15,786
Interest income	(2,263)	(2,404)	(4,332)	(4,457)
Interest expense	5,769	2,678	9,520	5,345
Provision for income taxes	35	114	106	200
EBITDA	(4,940)	(32,977)	(25,979)	(106,956)
Stock-based compensation	7,702	8,766	14,822	17,757
Payroll taxes expense on employee stock transactions	118	24	174	68
Legal settlement	600	—	600	1,100
Restructuring charges (1)	—	1,864	196	38,252
Gain on extinguishment of debt (2)	—	—	(4,177)	—
Change in fair value of warrant liability (3)	(5,630)	—	9,953	—
One time expenses (4)	389	—	389	159
Adjusted EBITDA	$(1,761)	$(22,323)	$(4,022)	$(49,620)
(1) The restructuring charges for the three and six months ended June 30, 2023 consist of impairment of right-of-use assets and property and equipment, employee severance charges, and other charges, including legal and transportation expenses. See "Note 10 - Restructuring" in the notes to the unaudited financial statements for disclosure regarding the restructuring expenses incurred.
(2) The gain on extinguishment of debt for the six months ended June 30, 2024 reflects the difference between the carrying value of the Exchanged Notes and the fair value of the 2029 Notes.
(3) The change in fair value of warrant liability for the three and six months ended June 30, 2024 reflects the remeasurement of the warrants issued by the Company in connection with the Note Exchange in February 2024.
(4) One time expenses for the three and six months ended June 30, 2024 reflects estimated losses related to the fire at one of our New Jersey authentication centers, net of estimated insurance recoveries. See "Note 11 - Commitments and Contingencies" in the notes to the unaudited financial statements for disclosure regarding the event. One time expenses for the six months ended June 30, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Consignment revenue	$112,714	$96,577	$228,362	$199,220
Direct revenue	16,724	20,887	29,433	45,840
Shipping services revenue	15,496	13,391	30,939	27,699
Total revenue	144,934	130,855	288,734	272,759
Cost of revenue:
Cost of consignment revenue	13,108	14,575	26,388	30,104
Cost of direct revenue	13,760	20,446	26,045	45,476
Cost of shipping services revenue	10,600	9,660	21,556	21,022
Total cost of revenue	37,468	44,681	73,989	96,602
Gross profit	107,466	86,174	214,745	176,157
Operating expenses:
Marketing	13,759	15,351	29,042	32,869
Operations and technology	65,422	65,575	128,394	133,607
Selling, general and administrative	47,082	44,326	93,852	94,171
Restructuring charges	—	1,864	196	38,252
Total operating expenses	126,263	127,116	251,484	298,899
Loss from operations	(18,797)	(40,942)	(36,739)	(122,742)
Change in fair value of warrant liability	5,630	—	(9,953)	—
Gain on extinguishment of debt	—	—	4,177	—
Interest income	2,263	2,404	4,332	4,457
Interest expense	(5,769)	(2,678)	(9,520)	(5,345)
Loss before provision for income taxes	(16,673)	(41,216)	(47,703)	(123,630)
Provision for income taxes	35	114	106	200
Net loss	$(16,708)	$(41,330)	$(47,809)	$(123,830)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Consignment revenue	78%	74%	79%	73%
Direct revenue	11	16	10	17
Shipping services revenue	11	10	11	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	9	11	9	11
Cost of direct revenue	9	16	9	17
Cost of shipping services revenue	7	7	7	8
Total cost of revenue	25	34	25	36
Gross profit	75	66	75	64
Operating expenses:
Marketing	9	12	10	12
Operations and technology	45	50	44	49
Selling, general and administrative	32	34	33	35
Restructuring charges	—	1	—	14
Total operating expenses	86	97	87	110
Loss from operations	(11)	(31)	(12)	(46)
Change in fair value of warrant liability	4	—	(3)	—
Gain on extinguishment of debt	—	—	1	—
Interest income	2	2	2	2
Interest expense	(4)	(2)	(3)	(2)
Loss before provision for income taxes	(9)	(31)	(15)	(46)
Provision for income taxes	—	—	—	—
Net loss	(9)%	(31)%	(15)%	(46)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Consignment Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Consignment revenue	$112,714	$96,577	$16,137	17%
Consignment revenue increased by $16.1 million, or 17% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in revenue was driven primarily by an increase in consignment GMV and improvement in our take rate during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Overall GMV increased by 4% during the three months ended June 30, 2024. Our take rate increased to 38.5% from 36.7% during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the update of our commission structure which went into effect on November 1, 2022. Additionally, returns and cancellations as a percentage of GMV improved for the three months ended June 30, 2024 to 25.3% from 28.2% for the three months ended June 30, 2023.
Direct Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Direct revenue	$16,724	$20,887	$(4,163)	(20)%
Direct revenue decreased by $4.2 million, or 20%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$15,496	$13,391	$2,105	16%
Shipping services revenue increased by $2.1 million, or 16%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the increase in the number of orders in the three months ended June 30, 2024 and due to an increase in the standard shipping fee per order.
Cost of Consignment Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$13,108	$14,575	$(1,467)	(10)%
Cost of consignment revenue decreased by $1.5 million, or 10%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by efficiencies in our cost leverage.
Consignment revenue gross margin increased by 346 basis points in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily driven by the improvement in take rate and the resulting increase in consignment revenue.
Cost of Direct Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$13,760	$20,446	$(6,686)	(33)%
Cost of direct revenue decreased by $6.7 million, or 33%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin increased by 1,561 basis points for the three months ended June 30, 2024, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than consignment revenue.
Cost of Shipping Services Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$10,600	$9,660	$940	10%

Cost of shipping services revenue increased by $0.9 million, or 10%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a 4% increase in the number of orders and increased cost per shipment.
Shipping services revenue gross margin increased by 373 basis points for the three months ended June 30, 2024, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 829 basis points in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the increase in consignment revenue and decrease in direct revenue as a percentage of total revenue and the improvement in take rate. Gross margin may vary from period to period.
Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Marketing	$13,759	$15,351	$(1,592)	(10)%
Marketing expense decreased by $1.6 million, or 10%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to decreased advertising costs.
As a percent of revenue, marketing expense decreased to 9% from 12% in the three months ended June 30, 2024 and 2023. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Operations and technology	$65,422	$65,575	$(153)	0%
Operations and technology expense remained relatively flat in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
As a percent of revenue, operations and technology expense decreased to 45% from 50% in the three months ended June 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$47,082	$44,326	$2,756	6%
Selling, general and administrative expense increased by $2.8 million, or 6%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to increased employee compensation related expenses due to an increase in headcount compared to the prior period.
As a percent of revenue, selling, general and administrative expense decreased to 32% from 34% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring charges

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Restructuring charges	$—	$1,864	$(1,864)	100%
We did not incur any restructuring charges during the three months ended June 30, 2024, compared to $1.9 million in the three months ended June 30, 2023. We incurred charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction during the three months ended June 30, 2023, which were substantially completed during 2023.
Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$5,630	$—	$5,630	100%
The fair value of warrant liability decreased by $5.6 million, or 100% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was due to the unrealized gain on the change in fair value of the warrant liability from March 31, 2024 to June 30, 2024 (See Note 6 — Non-convertible Notes, Net). The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The cumulative fair value adjustment since inception is $10.0 million.
Interest Income

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest income	$2,263	$2,404	$(141)	(6)%
Interest income decreased by $0.1 million, or 6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Interest Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest expense	$(5,769)	$(2,678)	$(3,091)	115%
Interest expense increased by $3.1 million, or over 100% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the contractual interest expense related to the 2029 Notes issued in February 2024.
Comparison of the Six Months Ended June 30, 2024 and 2023
Consignment Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$228,362	$199,220	$29,142	15%
Consignment revenue increased by $29.1 million, or 15%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in revenue was driven primarily by an increase in consignment GMV, a 4% increase in our AOV and 140 basis point improvement in our take rate during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Overall GMV increased by 3% during the six months ended June 30, 2024. The increase in GMV is driven by an increase in consignment GMV, slightly offset by a decrease in direct GMV.
Additionally, returns and cancellations as a percentage of GMV improved for the six months ended June 30, 2024 to 25.6% from 27.2% for the six months ended June 30, 2023. Our take rate increased to 38.4% from 37.0% during the six months ended June 30, 2024 compared to the same period last year due to the update of our commission structure which went into effect on November 1, 2022.
Direct Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Direct revenue	$29,433	$45,840	$(16,407)	(36)%
Direct revenue decreased by $16.4 million, or 36%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$30,939	$27,699	$3,240	12%
Shipping services revenue increased by $3.2 million, or 12%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in the standard shipping fee per order.
Cost of Consignment Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$26,388	$30,104	$(3,716)	(12)%
Cost of consignment revenue decreased by $3.7 million, or 12%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a decrease in overhead costs, including packaging and employee compensation related expenses.
Consignment revenue gross margin increased by 356 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the improvement in take rate and the resulting increase in consignment revenue.
Cost of Direct Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$26,045	$45,476	$(19,431)	(43)%
Cost of direct revenue decreased by $19.4 million, or 43%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.

Direct revenue gross margin increased by 1,072 basis points for the six months ended June 30, 2024, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than the margin profile of our consignment revenue.
Cost of Shipping Services Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$21,556	$21,022	$534	3%
Cost of shipping services revenue increased by $0.5 million, or 3%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in cost per shipment.
The shipping services revenue gross margin increased by 622 basis points for the six months ended June 30, 2024, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 979 basis point for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily driven by the increase in consignment revenue and decrease in direct revenue as a percentage of total revenue and the improvement in our take rate. Gross margin may vary from period to period.
Marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Marketing	$29,042	$32,869	$(3,827)	(12)%
Marketing expense decreased by $3.8 million, or 12%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to decreased advertising costs.
As a percent of revenue, marketing expense decreased to 10% from 12% in the six months ended June 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Operations and technology	$128,394	$133,607	$(5,213)	(4)%
Operations and technology expense decreased by $5.2 million or 4% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to lower employee compensation related expenses due to a decrease in headcount related to the savings plan implemented during 2023.
As a percent of revenue, operations and technology expense decreased to 44% from 49% in the six months ended June 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$93,852	$94,171	$(319)	0%
Selling, general and administrative expense remained relatively flat in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
As a percent of revenue, selling, general and administrative expense decreased to 33% from 35% in the six months ended June 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring charges

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Restructuring charges	$196	$38,252	$(38,056)	(99)%
Restructuring charges decreased by $38.1 million, or 99%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We incurred charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction during the six months ended June 30, 2023, which were substantially completed during 2023.
Change in Fair Value of Warrant Liability

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(9,953)	$—	$(9,953)	100%
The fair value of warrant liability increased by $10.0 million, or 100% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The change was due to the unrealized loss on the change in fair value of the warrant liability from the issuance date to June 30, 2024 (See Note 6 — Non-convertible Notes, Net).
Gain on Extinguishment of Debt

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$4,177	$—	$4,177	100%
Gain on extinguishment of debt increased by $4.2 million, or 100% for the six months ended June 30, 2024 compared to the six months ended March 31, 2023. The increase was due to the gain recorded from the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2029 Notes (See Note 6 — Non-convertible Notes, Net).
Interest Income

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest income	$4,332	$4,457	$(125)	(3)%
Interest income decreased by $0.1 million, or 3% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest expense	$(9,520)	$(5,345)	$(4,175)	78%
Interest expense increased by $4.2 million, or 78% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the contractual interest expense related to the 2029 Notes issued in February 2024.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $150.7 million and an accumulated deficit of $1,167.4 million. With the expiration of the Revolving Credit Agreement in the three months ended June 30, 2023, we had restricted cash of $14.9 million as of June 30, 2024, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of the 2025 Notes and $6.5 million of the 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (the “Note Exchange”). As a result of the Note Exchange, we significantly extended the average maturity date of our outstanding indebtedness.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of June 30, 2024 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(10,221)	$(60,858)
Investing activities	(10,280)	(27,278)
Financing activities	(4,465)	38
Net decrease in cash, cash equivalents and restricted cash	$(24,966)	$(88,098)
Net Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $10.2 million, which consisted of a net loss of $47.8 million, adjusted by non-cash charges of $54.5 million and cash outflows due to a net change of $16.9 million in our operating assets and liabilities. The net change in our non-cash charges operating assets and liabilities was primarily the result of cash outflows due to a $12.7 million decrease in accrued consignor payable and a decrease of $9.9 million in operating lease liabilities, partially offset by a decrease of $4.8 million in prepaid expenses and other current assets.
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
Net Cash Used in Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $10.3 million, which consisted of $5.1 million for purchases of property and equipment, net, including leasehold improvements and $5.1 million for capitalized proprietary software development costs.
During the six months ended June 30, 2023, net cash used in investing activities was $27.3 million, which consisted of $19.8 million for purchases of property and equipment, net, including leasehold improvements and $7.5 million for capitalized proprietary software development costs.
Net Cash Used in Financing Activities
During the six months ended June 30, 2024, net cash used in financing activities was $4.5 million, which primarily consisted of payment of debt issuance costs related to the Note Exchange.
During the six months ended June 30, 2023, net cash provided by financing activities remained relatively flat. Proceeds of $0.4 million from the issuance of employee stock purchase plan ("ESPP") shares was offset by $0.4 million of taxes related to restricted stock units vesting..
Convertible Senior Notes
As of June 30, 2024, we had 3.00% convertible senior notes due 2025 (the “2025 Notes”) outstanding in an aggregate principal amount of $26.7 million and 1.00% convertible senior notes due 2028 (the “2028 Notes”) outstanding in an aggregate principal amount of $281.0 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of these Convertible Senior Notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
In connection with the Convertible Senior Notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the Convertible Senior Notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2025 Notes was initially $27.88 per share, which represents a premium of 100.0% over the closing price of our common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.
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
Contractual Obligations and Commitments
As of June 30, 2024, there were no material changes to the contractual obligations and commitments previously disclosed in our Annual Report on 10-K except for the following related to the Note Exchange described above and in "Note 4 — Fair Value Measurement" and "Note 6 — Non-convertible Notes, Net" to the condensed financial statements included in this report:
•As of June 30, 2024, our total commitments and obligations in the aggregate principal amount plus the associated future interest payments for the 2025 Notes and 2028 Notes decreased by $150.1 million and $6.7 million, respectively; and
•On February 29, 2024, we issued the 2029 Notes and Warrants. As of June 30, 2024, our cash requirements related to our 2029 Notes were $231.7 million, of which $12.0 million is expected to be paid within the next 12 months.

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
Note Exchange

During the six months ended June 30, 2024, the Company accounted for the Note Exchange as a debt extinguishment and recorded a gain of $4.2 million as the difference between the carrying amount of the Exchanged Notes and the fair value of the 2029 Notes. The fair value of the 2029 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to the company of a similar debt instrument.
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
Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which motion remains pending. Merits discovery is stayed in the case until the motion for class certification is decided. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
We experienced net losses of $196.4 million, $168.5 million and $47.8 million in 2021, 2022 and the six months ended June 30, 2024, respectively, and as of June 30, 2024 we had an accumulated deficit of $1,167.4 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
Our past revenue growth should not be considered indicative of future performance. While we experienced revenue growth in 2019, 2021 and 2022, our revenue for fiscal 2023 decreased compared to 2022. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. As we grow our business, our revenue growth rates may continue to decline in future periods due to a number of factors, including our inability to attract and retain consignors, general economic conditions, including a recession, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, including as a result of our strategic shift to focus on higher value items or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
We may require additional capital to support business growth. If such capital is not available to us, our business operating results and financial condition may be harmed.
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
Our success depends on our ability to accurately and cost-effectively determine whether an item offered for consignment is an authentic product or genuine gemstone, piece of jewelry or work of art. From time to time, we receive counterfeit goods for consignment. While we continue to invest and innovate heavily in our authentication processes and methods, and we reject any goods we believe to be counterfeit, we cannot be certain that every counterfeit item will be identified. In addition, when our authentication method does not involve taking physical possession of goods prior to the sale, our ability to identify counterfeits may decrease, and order cancellations may increase. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of a product to a buyer if the buyer questions its authenticity and returns the item. The sale of any counterfeit goods may damage our reputation as a trusted online marketplace for authenticated, pre-owned luxury goods which may impact our ability to attract and maintain consignors, buyers and brand partners. Additionally, we have been and may in the future be subject to negative press or public allegations, including on social media, that our authentication processes and methods are inadequate. Any material failure or perceived failure in our authentication processes and methods could cause buyers and consignors to lose confidence in our platform and adversely affect our revenue.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results. For example, in May 2024, we experienced a fire on the roof of one of our leased Secaucus warehouses. Although the total impact is still being assessed, our liabilities and expenses could exceed our maximum insurance coverage amounts.
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
As of June 30, 2024, the principal amount of our 2025 Notes was $26.7 million, the principal amount of our 2028 Notes was $281.0 million, the principal amount of our 2029 Notes was $135.0 million. Additionally, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

The RealReal, Inc.

Date: August 6, 2024	By:	/s/ John Koryl
John Koryl
Chief Executive Officer

Date: August 6, 2024	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer