Form 10-Q
period 2024-09-30
TheRealReal, Inc.
filed 2024-11-04
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2024, the registrant had 109,691,196 shares of common stock, $0.00001 par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$153,179	$175,709
Accounts receivable, net	15,953	17,226
Inventory, net	19,921	22,246
Prepaid expenses and other current assets	22,677	20,766
Total current assets	211,730	235,947
Property and equipment, net	95,218	104,087
Operating lease right-of-use assets	79,142	86,348
Restricted cash	14,911	14,914
Other assets	5,251	5,627
Total assets	$406,252	$446,923
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$10,795	$8,961
Accrued consignor payable	73,242	77,122
Operating lease liabilities, current portion	22,487	20,094
Convertible senior notes, net, current portion	26,600	—
Other accrued and current liabilities	92,573	82,685
Total current liabilities	225,697	188,862
Operating lease liabilities, net of current portion	91,274	104,856
Convertible senior notes, net	276,483	452,421
Non-convertible notes, net	131,427	—
Warrant liability	19,626	—
Other noncurrent liabilities	7,158	4,083
Total liabilities	751,665	750,222
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 109,689,946 and 104,670,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	839,958	816,325
Accumulated deficit	(1,185,372)	(1,119,625)
Total stockholders’ deficit	(345,413)	(303,299)
Total liabilities and stockholders’ deficit	$406,252	$446,923
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Consignment revenue	$116,908	$102,852	$345,270	$302,072
Direct revenue	15,623	17,356	45,056	63,196
Shipping services revenue	15,224	12,964	46,163	40,663
Total revenue	147,755	133,172	436,489	405,931
Cost of revenue:
Cost of consignment revenue	13,326	13,577	39,714	43,681
Cost of direct revenue	12,925	15,686	38,970	61,162
Cost of shipping services revenue	10,791	9,837	32,347	30,859
Total cost of revenue	37,042	39,100	111,031	135,702
Gross profit	110,713	94,072	325,458	270,229
Operating expenses:
Marketing	11,604	11,591	40,646	44,460
Operations and technology	66,199	61,038	194,593	194,645
Selling, general and administrative	47,512	44,788	141,364	138,959
Restructuring charges	—	(856)	196	37,396
Total operating expenses	125,315	116,561	376,799	415,460
Loss from operations	(14,602)	(22,489)	(51,341)	(145,231)
Change in fair value of warrant liability	744	—	(9,209)	—
Gain on extinguishment of debt	—	—	4,177	—
Interest income	1,940	2,260	6,272	6,717
Interest expense	(5,948)	(2,673)	(15,468)	(8,018)
Loss before provision for income taxes	(17,866)	(22,902)	(65,569)	(146,532)
Provision for income taxes	72	47	178	247
Net loss attributable to common stockholders	$(17,938)	$(22,949)	$(65,747)	$(146,779)
Net loss per share attributable to common stockholders
Basic	$(0.16)	$(0.22)	$(0.61)	$(1.45)
Diluted	$(0.17)	$(0.22)	$(0.61)	$(1.45)
Shares used to compute net loss per share attributable to common stockholders
Basic	109,016,060	102,648,790	107,043,946	101,087,793
Diluted	112,418,751	102,648,790	107,043,946	101,087,793
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of capped calls	—	—	396	—	396
Issuance of common stock upon exercise of options	14,873	—	7	—	7
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,232,416	—	(316)	—	(316)
Stock-based compensation expense	—	—	7,260	—	7,260
Net loss	—	—	—	(31,101)	(31,101)
Balance as of March 31, 2024	105,917,789	$1	$823,672	$(1,150,726)	$(327,053)
Issuance of common stock upon exercise of options	23,870	—	105	—	105
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	2,220,293	—	(48)	—	(48)
Issuance of common stock for exercises under ESPP	333,753	—	624	—	624
Stock-based compensation expense	—	—	7,826	—	7,826
Net loss	—	—	—	(16,708)	(16,708)
Balance as of June 30, 2024	108,495,705	$1	$832,179	$(1,167,434)	$(335,254)
Issuance of common stock upon exercise of options	2,500	—	6	—	6
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,191,741	—	(103)	—	(103)
Stock-based compensation expense	—	—	7,876	—	7,876
Net loss	—	—	—	(17,938)	(17,938)
Balance as of September 30, 2024	109,689,946	$1	$839,958	$(1,185,372)	$(345,413)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,747)	$(146,779)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	24,806	23,530
Stock-based compensation expense	22,580	26,293
Reduction of operating lease right-of-use assets	11,280	12,999
Bad debt expense	1,844	1,565
Non-cash interest expense	3,761	575
Issuance costs allocated to liability classified warrants	374	—
Accretion of debt discounts and issuance costs	1,607	1,920
Property, plant, equipment, and right-of-use asset impairments	—	33,817
Provision for inventory write-downs and shrinkage	2,479	8,836
Gain on debt extinguishment	(4,177)	—
Change in fair value of warrant liability	9,209	—
Loss related to warehouse fire, net	279	—
Other adjustments	(628)	(556)
Changes in operating assets and liabilities:
Accounts receivable, net	(571)	(2,922)
Inventory, net	96	9,474
Prepaid expenses and other current assets	990	1,897
Other assets	229	(2,856)
Operating lease liability	(15,263)	(21,399)
Accounts payable	837	(1,550)
Accrued consignor payable	(5,006)	(15,018)
Other accrued and current liabilities	10,036	(1,499)
Other noncurrent liabilities	(163)	(118)
Net cash used in operating activities	(1,148)	(71,791)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	461	—
Capitalized proprietary software development costs	(8,051)	(9,870)
Purchases of property and equipment	(9,168)	(25,528)
Net cash used in investing activities	(16,758)	(35,398)
Cash flow from financing activities:
Proceeds from exercise of stock options	118	19
Taxes paid related to restricted stock vesting	(467)	(501)
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	624	446
Cash received from settlement of capped calls in conjunction with the Note Exchange	396	—
Issuance costs paid related to the Note Exchange	(5,298)	—
Net cash used in financing activities	(4,627)	(36)
Net decrease in cash, cash equivalents and restricted cash	(22,533)	(107,225)
Cash, cash equivalents and restricted cash
Beginning of period	190,623	293,793
End of period	$168,090	$186,568

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$10,160	$5,522
Cash paid for income taxes	$197	$227
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,834	2,293
Capitalized proprietary software development costs additions not yet paid in cash	1,374	1,070
Stock-based compensation capitalized to proprietary software development costs	381	608
Liability classified warrants issued in connection with the Note Exchange	10,417	—
Net decrease in principal amount of debt due to the Note Exchange	(17,232)	—

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
The condensed balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three and nine months ended September 30, 2024 and 2023, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company has made a presentation change to reclassify loss on disposal of property and equipment, impairment of capitalized proprietary software, and gain on lease termination to other adjustments within operating cash flows in the condensed statements of cash flows. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
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
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities (see Note 13 – Net Loss Per Share Attributable to Common Stockholders for the reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders).
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
The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of estimated returns, cancellations, buyer incentives and adjustments. The Company recognizes a returns reserve based on historical experience, which is recorded in other accrued and current liabilities on the condensed balance sheets (see Note 5 - Condensed Balance Sheet Components). Sales tax assessed by governmental authorities is excluded from revenue.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and nine months ended September 30, 2024 and 2023.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of September 30, 2024 and December 31, 2023.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of September 30, 2024 and December 31, 2023.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the period ended September 30, 2024 and December 31, 2023 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$153,179	$175,709	$170,811
Restricted cash	14,911	14,914	15,757
Total cash, cash equivalents and restricted cash	$168,090	$190,623	$186,568
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $0.6 million and $2.3 million during the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $8.8 million during the nine months ended September 30, 2024 and 2023, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $21.3 million and $22.2 million as of September 30, 2024 and December 31, 2023, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $3.0 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into the capped call transactions (see Note 7 - Convertible Senior Notes, Net). The capped call transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls (as defined below) are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continue to be met.
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
As of September 30, 2024 and December 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and nine months ended September 30, 2024 and 2023.

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

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$17,769	$—	$—	$17,769
Money market funds	135,410	—	—	135,410
Total cash and cash equivalents	$153,179	$—	$—	$153,179

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$50,947	$—	$—	$50,947
Money market funds	124,762	—	—	124,762
Total cash and cash equivalents	$175,709	$—	$—	$175,709
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

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$135.4	$—	$—	$135.4
Total	$135.4	$—	$—	$135.4
Financial liabilities:
Warrants	$—	$—	$19.6	$19.6
Total	$—	$—	$19.6	$19.6
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
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in millions):

	September 30, 2024		December 31, 2023
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$26.6	$25.7	$170.6	$128.2
2028 Convertible senior notes	$276.5	$132.2	$281.9	$100.0
The principal amounts of its 3.00% Convertible Senior Notes due 2025 ("2025 Notes") and 1.00% Convertible Senior Notes due 2028 (the "2028 Notes" and, together with the 2025 Notes, the "Convertible Senior Notes") are $26.7 million and $281.0 million, respectively. The difference between the principal amounts of the Convertible Senior Notes and their respective net carrying amounts are the unamortized debt issuance costs (See Note 7 - Convertible Senior Notes, Net).
As of September 30, 2024, the fair value of the 2025 Notes and the 2028 Notes, which differs from their carrying value is determined based on the quoted bid prices of the Convertible Senior Notes in an over-the-counter market using the latest trading information of the reporting period.
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
The aggregate fair value of the Warrants upon issuance and as of September 30, 2024 was $10.4 million and $19.6 million, respectively, determined using a Black-Scholes Model with the following inputs:

	On issuance	September 30, 2024
Stock price	$1.77	$3.14
Exercise price	$1.71	$1.71
Expected life in years	5.00	4.42
Expected volatility	94.84%	95.17%
Expected dividends	—%	—%
Discount rate	4.26%	3.58%

The following table presents the activity related to the Warrants during the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Opening balance	$20,370	$—
Issuance of warrants	—	10,417
Change in fair value	(744)	9,209
Balance as of September 30, 2024	$19,626	$19,626
Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Proprietary software	$48,890	$44,964
Furniture and equipment	49,059	47,389
Automobiles	2,036	2,069
Leasehold improvements	87,946	84,138
Property and equipment, gross	187,931	178,560
Less: Accumulated depreciation and amortization	(92,713)	(74,473)
Property and equipment, net	$95,218	$104,087
Depreciation and amortization expense on property and equipment was $8.1 million and $7.6 million for the three months ended September 30, 2024 and 2023, respectively, and $24.4 million and $22.9 million for the nine months ended September 30, 2024 and 2023, respectively.
During the three and nine months ended September 30, 2023, the Company recorded $0.3 million and $7.5 million of impairment of leasehold improvements and disposal of fixed assets, related to the closures of several of its office and retail locations as part of the savings plan the Company implemented. The Company did not record impairment of leasehold improvements or disposal of fixed assets related to the savings plan during the three and nine months ended September 30, 2024.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Returns reserve	$21,265	$22,204
Accrued compensation	26,586	20,086
Accrued sales tax and other taxes	8,519	8,118
Site credit and gift card liability	14,096	14,058
Accrued marketing and outside services	5,872	5,012
Accrued shipping	3,364	4,244
Deferred revenue	3,425	2,214
Accrued interest	1,538	1,166
Other	7,908	5,583
Other accrued and current liabilities	$92,573	$82,685

Note 6. Non-convertible Notes, Net
Note Exchange
On February 29, 2024 (the “Closing Date”), the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to an indenture (the “Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the nine months ended September 30, 2024, $2.9 million was added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants).
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
A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2024 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(3,573)
Less amounts related to PIK interest	(31,631)
Net carrying amount	$131,427
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
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of September 30, 2024.
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
The carrying amount of the 2025 Notes is $26.6 million as of September 30, 2024, with principal of $26.7 million, net of unamortized issuance costs of $0.1 million. The 2025 Notes were classified as short term liabilities as of September 30, 2024. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. The carrying amount of the 2028 Notes is $276.5 million as of September 30, 2024, with principal of $281.0 million, net of unamortized issuance costs of $4.5 million. The 2028 Notes were classified as long term liabilities as of September 30, 2024. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.

The following tables set forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$201	$1,294	$1,330	$3,881
Amortization of debt issuance costs	51	314	331	942
Total interest and amortization expense	$252	$1,608	$1,661	$4,823
The following tables set forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$703	$719	$2,119	$2,156
Amortization of debt issuance costs	323	327	983	978
Total interest and amortization expense	$1,026	$1,046	$3,102	$3,134
A schedule of the Company's future maturities for the 2025 and 2028 Notes, is as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
2024	$—	$—
2025	26,749	—
2026	—	—
2027	—	—
2028	—	281,019
Total principal payments	26,749	281,019
Less unamortized debt issuance costs	(149)	(4,536)
Net carrying amount	$26,600	$276,483

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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of units issued will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the three and nine months ended September 30, 2024, the Company has not recorded stock-based compensation expense as attainment of the financial performance targets is not considered probable.
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
As of September 30, 2024, there was $36.4 million of total unrecognized compensation expense related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 2.0 years. As of September 30, 2024, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to the certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).

The inducement pool consists of a total of 5,625,000 shares of the Company's common stock, which includes (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of September 30, 2024, the unrecognized expense for the PSUs is $2.3 million and the unrecognized expense for RSUs is $7.5 million.
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
There were 333,753 and 469,199 shares purchased by employees under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized compensation costs related to the purchase rights under the ESPP was immaterial.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketing	$225	$382	$707	$1,181
Operations and technology	2,533	3,115	7,527	10,107
Selling, general and administrative	5,000	5,039	14,346	15,005
Total	$7,758	$8,536	$22,580	$26,293
During the three months ended September 30, 2024 and 2023, the Company capitalized $0.1 million and $0.2 million of stock-based compensation expense to proprietary software, respectively. During the nine months ended September 30, 2024 and 2023, the Company capitalized $0.4 million and $0.6 million of stock-based compensation expense to proprietary software, respectively.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.2 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively, and $15.6 million and $17.9 million for the nine months ended September 30, 2024 and 2023, respectively. The Company also incurred $1.3 million and $1.2 million of variable lease costs for the three months ended September 30, 2024 and 2023, respectively, and $4.2 million and $3.8 million of variable lease costs for the nine months ended September 30, 2024 and 2023, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the nine months ended September 30, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $26.3 million related to the impairment of certain office and store right-of-use assets, for the nine months ended September 30, 2023. No impairment charges were recorded during the nine months ended September 30, 2024. The impairment charges are included in restructuring charges in the condensed statements of operations.

During the three months ended September 30, 2023, the Company entered into agreements to amend certain of its operating leases. The Company treated the lease termination amendments as lease modifications for accounting purposes as of the applicable effective dates of such terminations. The Company recorded a net gain on the lease terminations of $1.2 million and $0.7 million during the three and nine months ended September 30, 2023, respectively. The net gain on lease terminations is included in restructuring charges in the condensed statement of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2024	$7,326
2025	28,735
2026	28,496
2027	24,542
2028	21,829
Thereafter	20,200
Total future minimum payments	$131,128
Less: Imputed interest	(17,367)
Present value of operating lease liabilities	$113,761
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flows used for operating leases	$20,690	$27,028
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$4,074	$6,006
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2024
Weighted average remaining lease term	4.8 years
Weighted average discount rate	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of September 30, 2024 and December 31, 2023.
Note 10. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations and workforce reduction.
For the nine months ended September 30, 2023, the Company recognized $37.4 million in restructuring charges which consisted of right-of-use asset impairment charge of $26.3 million, leasehold improvements impairment charge of $7.5 million, employee severance of $3.0 million, and other related charges of $1.3 million, partially offset by a $0.7 million gain on lease terminations. The Company recorded an immaterial amount of restructuring charges for the nine months ended September 30, 2024. The restructuring related charges were recorded on a separate line item in the Company's condensed statement of operations.
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

As of September 30, 2024, discussions with the insurance company are still ongoing. Based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.
As of September 30, 2024, the Company recorded an insurance receivable of $3.8 million, reported within prepaid and other current assets in the condensed balance sheet and related insurance recovery gain within Operations and Technology on the condensed statement of operations, partially offsetting applicable losses related to the fire. During the nine months ended September 30, 2024, the Company recorded a net loss of $0.3 million related to the fire.
As of September 30, 2024, the Company had received, in aggregate, advance payments from insurers totaling approximately $2.6 million towards its claims to cover immediate impacts of the fire. $2.1 million of the payments are included within net cash flows from operating activities and $0.5 million of the payments are included within net cash flows from investing activities in the condensed statements of cash flows due to the nature of the advance insurance payments.
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2027. As of September 30, 2024, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. Since then, the parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023, however, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The mediation scheduled to begin on October 24, 2023 was postponed, and the parties are currently engaged in settlement discussions with a mediator. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.
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
Note 12. Income Taxes
The Company's provision for income taxes were immaterial for the three and nine months ended September 30, 2024 and 2023.
The Company maintained a full valuation allowance of $292.3 million against its gross deferred tax assets which were $319.4 million as of September 30, 2024. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of September 30, 2024, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $3.1 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of September 30, 2024. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders, basic	$(17,938)	$(22,949)	$(65,747)	$(146,779)
Gain from change in fair value of warrants	(744)	—	—	—
Net loss attributable to common stockholders, diluted	$(18,682)	$(22,949)	$(65,747)	$(146,779)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic	109,016,060	102,648,790	107,043,946	101,087,793
Effect of dilutive liability classified warrants	3,402,691	—	—	—
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, diluted	112,418,751	102,648,790	107,043,946	101,087,793
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.22)	$(0.61)	$(1.45)
Diluted	$(0.17)	$(0.22)	$(0.61)	$(1.45)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	1,029,551	1,138,465	1,029,551	1,138,465
Restricted stock units	16,152,762	14,191,427	16,152,762	14,191,427
Estimated shares issuable under the Employee Stock Purchase Plan	114,733	373,262	114,733	373,262
Assumed conversion of the Convertible Senior Notes	10,342,056	18,746,323	10,342,056	18,746,323
Warrants to purchase common stock	—	—	7,894,737	—
Total	27,639,102	34,449,477	35,533,839	34,449,477

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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations via online face-to-face platforms. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 42.7 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2024 and 2023, our overall take rate on consigned goods was 38.6% and 38.1%, respectively. The increase in our take rate was due to the larger sales mix of higher take rate categories such as women's apparel. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 37.8 million members as of September 30, 2024. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

Through September 30, 2024, we have cumulatively paid more than $4.6 billion in commissions to our consignors. Our gross merchandise value (“GMV”) increased by 6% to $433.1 million from $407.6 million in the three months ended September 30, 2024 and 2023, respectively. Our GMV increased by 4% to $1,325.9 million from $1,275.3 million in the nine months ended September 30, 2024 and 2023, respectively. Additionally, our net merchandise value (“NMV”) increased by 11% to $335.2 million from $302.9 million in the three months ended September 30, 2024 and 2023, respectively, and by 7% to $999.4 million from $934.6 million in the nine months ended September 30, 2024 and 2023, respectively. Our total revenue increased by 11% to $147.8 million from $133.2 million in the three months ended September 30, 2024 and 2023, respectively, and increased by 8% to $436.5 million from $405.9 million in the nine months ended September 30, 2024 and 2023, respectively. In the three months ended September 30, 2024 and 2023, our gross profit was $110.7 million and $94.1 million, respectively, representing an increase of 18%. In the nine months ended September 30, 2024 and 2023, our gross profit was $325.5 million and $270.2 million, respectively, representing an increase of 20%.
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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors principally through our advertising activity. We convert those leads into active consignors through the activities of our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods from consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, rapid consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches. Using artificial intelligence to assist our pricing team, we leverage our proprietary transactional database and market insights based on more than 42.7 million item sales since inception to deliver consignors optimal pricing and rapid sell-through.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. The percentage of GMV from repeat consignors in the three months ended September 30, 2024 was 85% as compared to 83% for the three months ended September 30, 2023.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of September 30, 2024, 15% of our buyers during the last twelve months had become consignors at any point in that time, and 48% of our consignors during the last twelve months had become buyers at any point in that time. We believe our updated method of measuring buyers who have become consignors and vice versa more accurately reflects the flywheel that enhances the network effect of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except AOV and percentages)
GMV	$433,074	$407,608	$1,325,929	$1,275,315
NMV	$335,191	$302,912	$999,428	$934,635
Consignment revenue	$116,908	$102,852	$345,270	$302,072
Direct revenue	$15,623	$17,356	$45,056	$63,196
Shipping services revenue	$15,224	$12,964	$46,163	$40,663
Number of orders	829	794	2,489	2,474
Take rate	38.6%	38.1%	38.5%	37.4%
Active buyers (1)	389	364	795	755
AOV	$522	$513	$533	$515
(1) During the three months ended June 30, 2024, we updated active buyers to represent buyers who purchased goods through our online marketplace during the period presented. Active buyers for the nine months ended September 30, 2024 were buyers who purchased goods during the 9 months ended. Previously we had measured buyers who purchased goods during the 12 months ended on the last day of the period presented.
GMV
GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth (see Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue).
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
Active Buyers
Active buyers include buyers who purchased goods through our online marketplace during the periods presented, irrespective of returns or cancellations. We believe this metric reflects scale, brand awareness, buyer acquisition and engagement.
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
Adjusted EBITDA means GAAP net loss before interest income, interest expense, other (income) expense net, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, legal settlement charges, restructuring charges, gain on extinguishment of debt, change in fair value of warrant liability and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA Reconciliation:
Net loss	$(17,938)	$(22,949)	$(65,747)	$(146,779)
Depreciation and amortization	8,270	7,744	24,806	23,530
Interest income	(1,940)	(2,260)	(6,272)	(6,717)
Interest expense	5,948	2,673	15,468	8,018
Provision for income taxes	72	47	178	247
EBITDA	(5,588)	(14,745)	(31,567)	(121,701)
Stock-based compensation	7,758	8,536	22,580	26,293
Payroll taxes expense on employee stock transactions	76	74	250	142
Legal settlement	—	—	600	1,100
Restructuring charges (1)	—	(856)	196	37,396
Gain on extinguishment of debt (2)	—	—	(4,177)	—
Change in fair value of warrant liability (3)	(744)	—	9,209	—
One time expenses (4)	822	—	1,211	159
Adjusted EBITDA	$2,324	$(6,991)	$(1,698)	$(56,611)
(1) Restructuring charges for the three and nine months ended September 30, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges, including legal and transportation expenses. See "Note 10 - Restructuring" in the notes to the unaudited financial statements for disclosure regarding the restructuring expenses incurred.
(2) The gain on extinguishment of debt for the nine months ended September 30, 2024 reflects the difference between the carrying value of the Exchanged Notes and the fair value of the 2029 Notes.
(3) The change in fair value of warrant liability for the three and nine months ended September 30, 2024 reflects the remeasurement of the warrants issued by the Company in connection with the Note Exchange in February 2024.
(4) One time expenses for the three and nine months ended September 30, 2024 consists of vendor services settlement and estimated losses, net of estimated insurance recoveries related to the fire at one of our New Jersey authentication centers. See "Note 11 - Commitments and Contingencies" in the notes to the unaudited financial statements for disclosure regarding the event. One time expenses for the nine months ended September 30, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Consignment revenue	$116,908	$102,852	$345,270	$302,072
Direct revenue	15,623	17,356	45,056	63,196
Shipping services revenue	15,224	12,964	46,163	40,663
Total revenue	147,755	133,172	436,489	405,931
Cost of revenue:
Cost of consignment revenue	13,326	13,577	39,714	43,681
Cost of direct revenue	12,925	15,686	38,970	61,162
Cost of shipping services revenue	10,791	9,837	32,347	30,859
Total cost of revenue	37,042	39,100	111,031	135,702
Gross profit	110,713	94,072	325,458	270,229
Operating expenses:
Marketing	11,604	11,591	40,646	44,460
Operations and technology	66,199	61,038	194,593	194,645
Selling, general and administrative	47,512	44,788	141,364	138,959
Restructuring charges	—	(856)	196	37,396
Total operating expenses	125,315	116,561	376,799	415,460
Loss from operations	(14,602)	(22,489)	(51,341)	(145,231)
Change in fair value of warrant liability	744	—	(9,209)	—
Gain on extinguishment of debt	—	—	4,177	—
Interest income	1,940	2,260	6,272	6,717
Interest expense	(5,948)	(2,673)	(15,468)	(8,018)
Loss before provision for income taxes	(17,866)	(22,902)	(65,569)	(146,532)
Provision for income taxes	72	47	178	247
Net loss	$(17,938)	$(22,949)	$(65,747)	$(146,779)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Consignment revenue	79%	77%	79%	74%
Direct revenue	11	13	10	16
Shipping services revenue	10	10	11	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	9	10	9	11
Cost of direct revenue	9	12	9	15
Cost of shipping services revenue	7	7	7	8
Total cost of revenue	25	29	25	34
Gross profit	75	71	75	66
Operating expenses:
Marketing	8	9	9	11
Operations and technology	45	46	45	48
Selling, general and administrative	32	34	32	34
Restructuring charges	—	(1)	—	9
Total operating expenses	85	88	86	102
Loss from operations	(10)	(17)	(11)	(36)
Change in fair value of warrant liability	1	—	(2)	—
Gain on extinguishment of debt	—	—	1	—
Interest income	1	2	1	2
Interest expense	(4)	(2)	(4)	(2)
Loss before provision for income taxes	(12)	(17)	(15)	(36)
Provision for income taxes	—	—	—	—
Net loss	(12)%	(17)%	(15)%	(36)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Consignment Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Consignment revenue	$116,908	$102,852	$14,056	14%
Consignment revenue increased by $14.1 million, or 14% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in revenue was driven primarily by an increase in consignment GMV and improvement in our take rate during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Overall GMV increased by 6% during the three months ended September 30, 2024. Our take rate increased to 38.6% from 38.1% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the larger sales mix of higher take rate categories such as women's apparel. Additionally, returns and cancellations as a percentage of GMV improved for the three months ended September 30, 2024 to 22.6% from 25.7% for the three months ended September 30, 2023.
Direct Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Direct revenue	$15,623	$17,356	$(1,733)	(10)%
Direct revenue decreased by $1.7 million, or 10%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$15,224	$12,964	$2,260	17%
Shipping services revenue increased by $2.3 million, or 17%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the increase in the number of orders in the three months ended September 30, 2024, and due to an increase in the standard shipping fee per order.
Cost of Consignment Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$13,326	$13,577	$(251)	(2)%
Cost of consignment revenue decreased by $0.3 million, or 2%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by efficiencies in our cost leverage.
Consignment revenue gross margin increased by 180 basis points in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily driven by the improvement in take rate and the resulting increase in consignment revenue.
Cost of Direct Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$12,925	$15,686	$(2,761)	(18)%
Cost of direct revenue decreased by $2.8 million, or 18%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.
Direct revenue gross margin increased by 765 basis points for the three months ended September 30, 2024, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than consignment revenue.
Cost of Shipping Services Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$10,791	$9,837	$954	10%

Cost of shipping services revenue increased by $1.0 million, or 10%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a 4% increase in the number of orders and increased cost per shipment.
Shipping services revenue gross margin increased by 500 basis points for the three months ended September 30, 2024, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 430 basis points in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to the increase in consignment revenue and decrease in direct revenue as a percentage of total revenue and the improvement in take rate. Gross margin may vary from period to period.
Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Marketing	$11,604	$11,591	$13	0%
Marketing expense remained relatively flat in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
As a percent of revenue, marketing expense decreased to 8% from 9% in the three months ended September 30, 2024 and 2023. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Operations and technology	$66,199	$61,038	$5,161	8%
Operations and technology expense increased by $5.2 million, or 8%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased employee compensation related expenses due to an increase in headcount compared to the prior period.
As a percent of revenue, operations and technology expense decreased to 45% from 46% in the three months ended September 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$47,512	$44,788	$2,724	6%
Selling, general and administrative expense increased by $2.7 million, or 6%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased employee compensation related expenses due to an increase in headcount compared to the prior period.
As a percent of revenue, selling, general and administrative expense decreased to 32% from 34% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.

Restructuring charges

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Restructuring charges	$—	$(856)	$856	100%
We did not incur any restructuring charges during the three months ended September 30, 2024, compared to $(0.9) million in the three months ended September 30, 2023. The decrease was primarily due to a gain recognized on various lease terminations during the three months ended September 30, 2023.
Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$744	$—	$744	100%
The fair value of warrant liability decreased by $0.7 million, or 100% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was due to the unrealized gain on the change in fair value of the warrant liability from June 30, 2024 to September 30, 2024 (See Note 6 — Non-convertible Notes, Net). The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The cumulative fair value adjustment since the issuance date is $9.2 million.
Interest Income

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest income	$1,940	$2,260	$(320)	(14)%
Interest income decreased by $0.3 million, or 14%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to lower average cash balances.
Interest Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest expense	$(5,948)	$(2,673)	$(3,275)	123%
Interest expense increased by $3.3 million, or over 100% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the contractual interest expense related to the 2029 Notes issued in February 2024.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Consignment Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$345,270	$302,072	$43,198	14%
Consignment revenue increased by $43.2 million, or 14%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in revenue was driven primarily by an increase in consignment GMV, a 3% increase in our AOV and 110 basis point improvement in our take rate during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Overall GMV increased by 4% during the nine months ended September 30, 2024. The increase in GMV is driven by an increase in consignment GMV, slightly offset by a decrease in direct GMV.
Additionally, returns and cancellations as a percentage of GMV improved for the nine months ended September 30, 2024 to 24.6% from 26.7% for the nine months ended September 30, 2023. Our take rate increased to 38.5% from 37.4% during the nine months ended September 30, 2024 compared to the same period last year due to the update of our commission structure which went into effect on November 1, 2022.
Direct Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Direct revenue	$45,056	$63,196	$(18,140)	(29)%
Direct revenue decreased by $18.1 million, or 29%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by our planned actions to minimize vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$46,163	$40,663	$5,500	14%
Shipping services revenue increased by $5.5 million, or 14%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in the standard shipping fee per order.
Cost of Consignment Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$39,714	$43,681	$(3,967)	(9)%
Cost of consignment revenue decreased by $4.0 million, or 9%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by a decrease in overhead costs, including packaging, employee compensation related expenses, and website hosting service fees.
Consignment revenue gross margin increased by 296 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by the improvement in take rate and the reduction in overhead costs.
Cost of Direct Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$38,970	$61,162	$(22,192)	(36)%
Cost of direct revenue decreased by $22.2 million, or 36%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to the decrease in direct revenue compared to the prior year.

Direct revenue gross margin increased by 1,029 basis points for the nine months ended September 30, 2024, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than the margin profile of our consignment revenue.
Cost of Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$32,347	$30,859	$1,488	5%
Cost of shipping services revenue increased by $1.5 million, or 5%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in cost per shipment.
The shipping services revenue gross margin increased by 582 basis points for the nine months ended September 30, 2024, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 799 basis point for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by the increase in consignment revenue and decrease in direct revenue as a percentage of total revenue and the improvement in our take rate. Gross margin may vary from period to period.
Marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Marketing	$40,646	$44,460	$(3,814)	(9)%
Marketing expense decreased by $3.8 million, or 9%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to decreased advertising costs.
As a percent of revenue, marketing expense decreased to 9% from 11% in the nine months ended September 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Operations and technology	$194,593	$194,645	$(52)	0%
Operations and technology expense remained relatively flat in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
As a percent of revenue, operations and technology expense decreased to 45% from 48% in the nine months ended September 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$141,364	$138,959	$2,405	2%
Selling, general and administrative expense increased by $2.4 million, or 2%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to increased employee compensation related expenses due to an increase in headcount compared to the prior period.
As a percent of revenue, selling, general and administrative expense decreased to 32% from 34% in the nine months ended September 30, 2024 and 2023, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring charges

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Restructuring charges	$196	$37,396	$(37,200)	(99)%
Restructuring charges decreased by $37.2 million, or 99%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. We incurred charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction during the nine months ended September 30, 2023, which were substantially completed during 2023.
Change in Fair Value of Warrant Liability

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(9,209)	$—	$(9,209)	100%
The fair value of warrant liability increased by $9.2 million, or 100% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The change was due to the unrealized loss on the change in fair value of the warrant liability from the issuance date to September 30, 2024 (See Note 6 — Non-convertible Notes, Net).
Gain on Extinguishment of Debt

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$4,177	$—	$4,177	100%
Gain on extinguishment of debt increased by $4.2 million, or 100% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was due to the gain recorded from the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2029 Notes (See Note 6 — Non-convertible Notes, Net).
Interest Income

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest income	$6,272	$6,717	$(445)	(7)%

Interest income decreased by $0.4 million, or 7% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to lower average cash balances.
Interest Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest expense	$(15,468)	$(8,018)	$(7,450)	93%
Interest expense increased by $7.5 million, or 93% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the contractual interest expense related to the 2029 Notes issued in February 2024.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $153.2 million and an accumulated deficit of $1,185.4 million. With the expiration of the Revolving Credit Agreement in the three months ended June 30, 2023, we had restricted cash of $14.9 million as of September 30, 2024, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our initial public offering ("IPO"). In June 2020, we received net proceeds of $143.3 million from the issuance of the 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from the 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of the 2025 Notes and $6.5 million of the 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (the “Note Exchange”). As a result of the Note Exchange, we significantly extended the average maturity date of our outstanding indebtedness (see Note 6 - Non-convertible Notes, Net).
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of September 30, 2024 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(1,148)	$(71,791)
Investing activities	(16,758)	(35,398)
Financing activities	(4,627)	(36)
Net decrease in cash, cash equivalents and restricted cash	$(22,533)	$(107,225)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $1.1 million, which consisted of a net loss of $65.7 million, adjusted by non-cash charges of $73.4 million and cash outflows due to a net change of $8.8 million in our operating assets and liabilities. The net change in our non-cash charges operating assets and liabilities was primarily the result of cash outflows due to a decrease of $15.3 million in operating lease liabilities and a $5.0 million decrease in accrued consignor payable, partially offset by an increase of $10.0 million in other accrued and current liabilities.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $16.8 million, which consisted of $9.2 million for purchases of property and equipment, net, including leasehold improvements and $8.1 million for capitalized proprietary software development costs, partially offset by $0.5 million of insurance proceeds received related to the warehouse fire.
During the nine months ended September 30, 2023, net cash used in investing activities was $35.4 million, which consisted of $25.5 million for purchases of property and equipment, net, including leasehold improvements and $9.9 million for capitalized proprietary software development costs.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2024, net cash used in financing activities was $4.6 million, which primarily consisted of payment of debt issuance costs related to the Note Exchange.
During the nine months ended September 30, 2023, net cash used in financing activities remained relatively flat. Proceeds of $0.4 million from the issuance of employee stock purchase plan (“ESPP”) shares were offset by $0.5 million of taxes related to restricted stock units vesting.
Convertible Senior Notes
As of September 30, 2024, we had 3.00% convertible senior notes due 2025 (the “2025 Notes”) outstanding in an aggregate principal amount of $26.7 million and 1.00% convertible senior notes due 2028 (the “2028 Notes”) outstanding in an aggregate principal amount of $281.0 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of these Convertible Senior Notes was used to fund the net cost of entering into the capped call transactions described below. We intend to use the remainder of the net proceeds for general corporate purposes.
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
Contractual Obligations and Commitments
As of September 30, 2024, there were no material changes to the contractual obligations and commitments previously disclosed in our Annual Report on 10-K except for the following related to the Note Exchange described above and in "Note 4 — Fair Value Measurement" and "Note 6 — Non-convertible Notes, Net" to the condensed financial statements included in this report:
On February 29, 2024, we issued the 2029 Notes and Warrants; and
•Our total commitments and obligations in the aggregate principal amount plus the associated future interest payments for the 2025 Notes and 2028 Notes decreased by $152.3 million and $6.7 million, respectively; and
•As of September 30, 2024, our cash requirements related to our 2029 Notes were $225.8 million, of which $12.2 million is expected to be paid within the next 12 months.

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
Note Exchange
During the nine months ended September 30, 2024, the Company accounted for the Note Exchange as a debt extinguishment and recorded a gain of $4.2 million as the difference between the carrying amount of the Exchanged Notes and the fair value of the 2029 Notes. The fair value of the 2029 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to the company of a similar debt instrument.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. Since then, the parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023, however, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The mediation scheduled to begin on October 24, 2023 was postponed, and the parties are currently engaged in settlement discussions with a mediator. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to this claim.
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
•The indentures governing our Convertible Senior Notes and 2029 Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
•Transactions relating to the Convertible Senior Notes or Warrants may dilute the ownership interest of our stockholders.
•The conversion of the Convertible Senior Notes or the cash settlement of the Warrants, if triggered, may adversely affect our financial condition and operating results.
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
We experienced net losses of $196.4 million, $168.5 million and $65.7 million in 2021, 2022 and the nine months ended September 30, 2024, respectively, and as of September 30, 2024 we had an accumulated deficit of $1,185.4 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
We currently operate a limited number of retail stores. We believe that retail stores are effective at raising brand awareness with consignors and buyers and generating new supply. We also believe that an expansion of our brick-and-mortar presence complements our online marketplace and strengthens the omni-channel consigning and buying experience. We have in the past and may in the future continue to reassess our retail footprint and adjust our retail strategy in particular geographies. The opening and closing of retail stores brings operational challenges. We may have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We face a number of challenges in opening new stores, including locating retail space having a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our retail operations in a cost-effective manner. We also have faced and may in the future face a number of challenges in closing existing stores, which may include significant exit costs, managing lease obligations and employee-related costs, including in connection with our recently announced real estate reduction plan. Closing existing stores may also limit our ability to attract new members, generate new supply and increase demand. We must provide our consignors and buyers with a consistent luxury experience across our retail locations. In the past, our stores have been the target of theft and have also experienced property damage. Any such future incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies. In addition, the offering of unique, single-SKU products creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our authentication centers. If we are not able to manage or execute on our retail strategy, our business, operating results, prospects and reputation may be harmed.
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
The public disclosure of our ESG metrics may subject us to risks.
We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to our ESG activities. In addition, we may be required to disclose various ESG metrics, progress against goals and other detailed information under applicable laws and regulations. For example, the State of California has adopted new climate change disclosure requirements, which mandate public disclosure of certain greenhouse gas emissions data and climate-related financial risk reports. Our compliance with these and other ESG-related laws, regulations and policies could be costly, and any failure to meet our goals, change in our ESG priorities or strategies, or perception that we fail to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including by impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results. For example, in May 2024, we experienced a fire on the roof of one of our leased Secaucus warehouses. As of September 30, 2024, our discussions with the insurance company remain ongoing and our liabilities and expenses are expected to exceed our maximum insurance coverage amounts.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions. For example, the California Consumer Privacy Act (the “CCPA”), requires covered companies to provide disclosures to California consumers and afford such consumers qualified privacy rights, such as rights of access, deletion and to opt-out of the sales and "sharing" of their personal information, which relates to "cross context behavioral advertising" or more commonly known as targeted advertising. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to automated opt-out preference signals. The new California Privacy Protection Agency completed its first round of rulemaking but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities, for its second round of rulemaking, which began in March 2023 and has yet to be finalized. It remains unclear how these new amendments will be interpreted or when the second round of rulemaking activity will conclude. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, several other U.S. states, including Virginia, Connecticut, Colorado, Utah, Delaware, Iowa, Indiana, Maryland, Montana, Minnesota, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee and Texas have passed similar consumer data privacy laws that impose general data minimization obligations on covered businesses and also extend privacy rights to individuals, including the rights to opt out of targeted advertising and respect automated opt-out preference signals. Finally, the European Commission adopted a General Data Protection Regulation that became fully effective on May 25, 2018, imposing stringent EU data protection requirements. Recent litigation in the EU has driven significant changes in enforcement and interpretation, and we cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations.
Given the increased regulatory focus on the use of data for advertising, we may be subject to new and unexpected regulatory interpretations and rulemaking efforts, including proposals for regulation of artificial intelligence or other automated decision making processes. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to create targeted marketing and advertising and offer certain bespoke product features and other capabilities to drive efficiencies in our merchandising operations, thereby impairing our ability to maintain and attract new consignors and buyers, which could have a material adverse effect on our business and operating results.
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
As of September 30, 2024, the principal amount of our 2025 Notes was $26.7 million, the principal amount of our 2028 Notes was $281.0 million, the principal amount of our 2029 Notes was $135.0 million. Additionally, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
There were no unregistered sales of equity securities during the third quarter of 2024.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Severance and Change of Control Agreements
On October 29, 2024, the Compensation, Diversity and Inclusion Committee of the Board of Directors of the Company approved an amended and restated Severance and Change in Control Agreement (the “A&R Severance Agreement”) for our executive officers, including our named executive officers, other than Rati Sahi Levesque, and each of Ajay Gopal, Todd Suko and Chatelle Lynch entered into an A&R Severance Agreement as of such date.
The A&R Severance Agreements provide for the following severance benefits: (i) upon a qualifying termination during the three months prior to or twelve months following a change in control of the Company, (A) a lump sum cash severance payment equal to twelve months of the executive’s annual salary plus target bonus (the “Severance Payment”), (B) a prorated target bonus for the year of termination (the “Prorated Bonus”), (C) a lump sum cash payment equal to the employer subsidy portion of the executive’s monthly healthcare insurance premiums for a period of twelve months (the “Healthcare Subsidy Payment”), and (D) accelerated vesting of all outstanding and unvested equity awards based on target performance or (ii) upon a qualifying termination of employment at any other time, the Severance Payment, the Prorated Bonus and the Healthcare Subsidy Payment.
The form of A&R Severance Agreement is filed as Exhibit 10.4 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1†*	Letter re: Promotion to President and Chief Executive Officer, dated October 28, 2024, by and between The RealReal, Inc. and Rati Sahi Levesque.

10.2†*	Amended and Restated Severance and Change-in-Control Agreement, dated October 28, 2024, by and between The RealReal, Inc. and Rati Sahi Levesque.

10.3†*	Separation Agreement, dated October 28, 2024, by and between The RealReal, Inc. and John E. Koryl.

10.4†*	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on October 29, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: November 4, 2024	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: November 4, 2024	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer