Form 10-K
period 2024-12-31
TheRealReal, Inc.
filed 2025-02-21
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(ad) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $314,689,544 as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 28, 2024. Excludes an aggregate of 9,846,945 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 28, 2024.
The number of shares of Registrant’s Common Stock outstanding as of February 14, 2025 was 111,246,608.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders.

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
•    the accuracy and reliability of our authentication processes and methods;
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
We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. The top-selling luxury designers on our online marketplace include Cartier, Chanel, Christian Dior, Gucci, Hermès, Louis Vuitton, Prada, Rolex, Yves Saint Laurent, Tiffany & Co. and Van Cleef & Arpels. We offer products across multiple categories including women’s fashion, men’s fashion, jewelry and watches. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.

Gross Merchandise Value
(in millions)
$1,816
$34
$148
$380
$1,254
$1,726
$17
$140
$387
$1,182
$1,830
$13
$149
$421
$1,247
2022
2023
2024
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
We operate neighborhood retail stores which are typically 1,800 to 3,500 square feet with items for sale reflecting a selection of the Company's online assortment. These smaller footprint neighborhood stores are located in areas we have identified as having a large amount of potential customers. In addition, we operate several larger footprint flagship stores in Los Angeles, California and New York, New York. Our flagship stores are typically 8,000 to 10,000 square feet with thousands of unique items for sale and are located in highly desirable, densely populated locations with strong foot traffic.

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
•    We also operate stores. Our retail stores are valuable to us in multiple ways as they help us reach higher value consignors and buyers, increase lifetime value, increase average order value, and lower return rates. We also benefit from increased brand awareness that accelerates overall market growth.
Our Competition
We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. As the market evolves, new competitors may emerge, including traditional retail competitors who expand their offerings to include resale. We are able to compete for consignors based on our strong market positioning, diverse category and brand offerings, rich data and technology, and advanced authentication capabilities and expertise. Our full service, multi-channel approach provides consignors with convenient consignment options. For more information regarding risks of competitive factors impacting our business, see the information in “Item 1A: Risk Factors”.
Our Consignors
By making consignment easy, convenient, reliable and fast for our consignors, we aim to unlock a vast quantity of desirable, high-quality, primarily pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2024, over 80% of our gross merchandise value ("GMV") came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.
Our sales and service organization is responsible for obtaining exclusive supply for our online marketplace and retail stores. Our sales professionals generate a robust pipeline of new consignors and build lasting relationships, which cannot be easily replicated. They consult on the consignment process and leverage data to advise consignors on pricing, expected selling time and market trends.
•    We deliver an end-to-end service experience. We remove friction from the consignment process by providing multiple consignment methods. We offer concierge at-home consultation and pickup, and virtual consultations with consignors. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping service to send items directly to our authentication centers.
•    We do the work on behalf of consignors. All consigned items are authenticated, written up photographed, priced, sold and fulfilled on behalf of the individual consignor, making the consignment process seamless. Improvements in our automation of authentication, pricing, copywriting and photo retouching have improved the efficiency of our operations.
•    We generate high commissions for consignors. Our scale and broad reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. In November 2022, we launched a pricing tool for our consignors that provides transparency and detail on commission rates for specific categories and other aspects of the take rate structure. Our consignors can earn up to 90% of the proceeds from the sale of their consigned items in commissions and achieved an overall commission rate of approximately 62% in 2024.
•    We offer a range of payment options for consignors and businesses. Our consignors are generally paid after an item has sold, however, we also offer trade-in terms and “Get Paid Now” options to both businesses we purchase items directly from and individuals who consign their items with us. “Get Paid Now” is a program whereby select items are evaluated, authenticated and priced and the business or consignor receives payment based on this process in advance of the sale of the item.
•    We drive rapid monetization. Our online marketplace efficiently matches supply with demand finding optimal balance between sales velocity and consignor earnings. We sell approximately 50% of the products on our online marketplace within 30 days of being listed for sale. In addition, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the measurement period divided by the aggregate initial value of items added to our online marketplace in that period. Our online marketplace sell-through ratio in 2024 was approximately 85%.
Our Buyers
We make it easy for buyers to shop our vast, yet curated selection of authenticated, primarily pre-owned luxury goods. In 2024, we had approximately 1 million active buyers and approximately 88% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we aim to attract new buyers and drive repeat purchases from our existing buyers.
•We offer a seamless buying experience. Buyers access our omni-channel online marketplace through our website, mobile app and retail stores, enabling them to purchase anytime, anywhere. Our retail stores also offer our buyers a sophisticated shopping experience, in a beautifully designed space, where they can shop our dynamic curation of authenticated pre-owned luxury goods across all of our categories.
•We build trust through our authentication process. We continue to invest and innovate in authentication, both in our people and our technology. We believe we have the most rigorous authentication process in the resale luxury goods marketplace. We have highly trained gemologists, horologists, and brand experts who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes, among other things, inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. We use proprietary artificial intelligence ("AI") microphotography to assist in authenticating multiple categories, including high-end handbags. Our gemologists and horologists inspect and authenticate fine jewelry and watches, and each piece we sell comes with an authentication certificate. We utilize state-of-the-art gemological devices, including proprietary gemstone technology, to assist these experts. Additionally, across all of our categories, our experts leverage proprietary item and consignor risk scoring algorithms to assist in authentication. For inventory sold through our drop-ship consignment service that does not pass through our authentication centers, our authentication process includes diligence of our partners and procedures for establishing provenance, as well as quality checks and audits. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are removed from our authentication centers.
•We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2024, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.
•We provide a gateway to luxury brands. We believe we are expanding the overall market for both new and pre-owned luxury goods, as the ability to experience and engage with luxury brands through our online marketplace results in an earlier appreciation for high-quality, well-crafted items, and inspires consumers to purchase new luxury items.
Our Technology
Technology powers all aspects of our business, including our complex, individual stock keeping unit (“single-SKU”) inventory management system. Our supply comes from thousands of individual consignors and businesses across the United States. Given the complexity of our inventory model, we developed AI enabled, specialized, proprietary applications to optimize inbound processes. We increasingly use AI in our technology platform to automate item attribution, authentication, pricing, copywriting and photo retouching for goods sold through our online marketplace.
Our powerful AI and data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from approximately 44.5 million item sales since our inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary machine learning technology and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.
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
Our board of directors and its committees provide oversight on certain human capital matters. As noted in its charter, our Compensation, Diversity and Inclusion Committee is responsible for reviewing and recommending to our board of directors compensation plans, policies and programs intended to attract, retain and appropriately reward employees, as well as provide oversight of the Company’s policies, programs, and initiatives focusing on leadership and our workforce. Our Corporate Governance and Nominating Committee provides oversight of the Company’s policies, programs and initiatives focusing on social responsibility, including environmental, sustainability, social and human rights matters. Our Audit Committee works closely with our management to discuss current and emerging risks related to our workforce and what steps management is taking to manage and reduce the Company’s exposure to risk. The actions of these committees and the work of our board of directors and management seek to attract, retain and develop a diverse and inclusive workforce that is motivated to achieve the Company’s business objectives.
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
As we move forward, we strive to continuously review our sustainability commitments, strategies and priorities. Recent sustainability efforts include:
•    Fair and As-is Condition Programs. These programs have enabled us to offer more secondhand, luxury items and have the effect of increasing the total number of consigned items in the circular economy. To aid buyers in assessing the condition of items in our online marketplace, we assign each item a condition level. In the first quarter of 2022, we began accepting items in “fair” condition, which tend to be listed at more accessible price points given their level of wear. In 2023, with demand for items in fair condition remaining strong, we began accepting items in “as-is” condition. Items in “as-is” condition might show extensive signs of wear and may require repair. Even if an item requires repair, it is still likely to displace the purchase of a brand-new item and avoid unnecessary waste.
•    Sustainability Task Force. In 2020, we formed a cross-functional Sustainability Task Force to identify projects throughout the organization that have the potential to reduce our environmental impact. The Sustainability Task Force prioritizes high impact projects and aims to embed a focus on sustainability across the organization. The Sustainability Task Force, through several individual working groups, has concentrated its efforts on specific, meaningful topics, including preferred materials, transportation optimization, employee travel, employee experience, reducing energy expenditures, limiting use of packaging materials, and waste. In 2024, the Sustainability Task Force was reorganized to expand its capabilities and increase its membership, and focused on projects related to packaging, employee engagement, and energy efficiency at our authentication centers.
Human Capital Resources
Our employees are guided by our mission to empower consignors and buyers to extend the life cycle of luxury goods. As of December 31, 2024, we had 3,011 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our authentication centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive.
Community
We work to inspire and empower our employees to think creatively and authentically, share their ideas, bring their whole selves to work, and strive for greatness every day. We are committed to providing an equal employment opportunity regardless of race, color, ancestry, religion, sex, national origin, sexual orientation, age, citizenship, marital status, disability, gender identity or expression, or veteran status.

Strategy. We believe that creating a more sustainable future by growing the circular economy requires us to bring different perspectives together. We believe that a more sustainable future is an equitable one, and that growing the circular economy requires us to unlock the power of differences and solve problems together in new and meaningful ways. We are committed to building a strong culture of trust, safety, collaboration, and belonging to fuel our purpose, people and performance.
Engagement. In 2024, we conducted our annual employee engagement survey to better understand employees’ sentiment across a range of topics and factors; management, teamwork, inclusion, and alignment, were among our top scoring factors. In 2024, our engagement efforts focused on well-being, leadership, communication, and inclusion. As part of our work to build a culture of trust, we encourage employees to share real-time feedback on culture, bias, discrimination and harassment, or behavior that does not reflect our values and policies through our company-wide employee reporting tool.
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
Talent Development and Training
We believe that the training and development of our employees is critical to our long-term success. We offer a variety of employee training programs, including training specific to business functions, enabling us to provide our consignors and buyers with a consistent luxury experience. For example, we support our sales professionals by providing a three-week virtual onboarding sequence conducted through peer-to-peer, facilitated and self-learning sessions, followed by continuous professional development programs.

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

We recognize that in addition to minimizing work-related injuries and illness, a safe and healthy work environment supports employee retention and morale and enhances the quality of products and services. We treat all applicable health and safety regulations as a minimum standard as we are committed to high standards for our working environments that protect the well-being of all employees. We encourage consultation and cooperation between management and employees in developing occupational health and safety mechanisms through ongoing dialogue. We expect senior management to integrate health and safety mechanisms in business activities and monitor the program’s effectiveness. In 2022, we implemented the REAL Respect program, which provides community guidelines for our employees, consignors and buyers aimed toward creating a positive and safe experience for all. In 2023, we launched TRR Secure, a smartphone security application that enables field employees to discreetly contact emergency services via multiple channels if they are in a situation that makes them feel uneasy, unsafe or uncomfortable.

We continued to focus on employees’ overall well-being in 2024 through a range of programs that support access to care, along with resources and tools to address the following pillars of wellness: physical, mental/emotional, financial, and community.
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
•The savings plan we implemented in February 2023 may not result in anticipated savings.
•We may not return to historic levels of revenue growth rate or effectively manage growth or new opportunities.
•We may not accurately forecast revenue and appropriately plan our expenses.
•We have experienced seasonal and quarterly variations in our revenue and operating results.
•Greater than expected product returns may exceed our reserve for returns.
•We may require additional capital to support our business growth.
•Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have adversely affected, and could in the future, adversely affect our business and the business of our consignors and buyers.
•The failure of any bank in which we deposit our funds could reduce the amount of cash we have available.
Risks Relating to Our Strategy
•We may be unable to execute on our retail strategy.
•Expansion of our operations internationally will require significant management attention and resources.
•Our growth strategies may not be successful.
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
•We may be unable to replicate our business model for newer categories of goods.
•We rely on consumer discretionary spending, which is adversely affected by economic downturns.
•Our industry is highly competitive and we may not be able to compete effectively.
Risks Related to Marketing and Brand Management
•Our success depends on the accuracy and reliability of our authentication processes and methods.
•We may not succeed in promoting and sustaining our brand.
•Our marketing and advertising activity may fail to efficiently drive growth in consignors and buyers.
•We rely on third parties to drive traffic to our website.
•Use of social media, emails and text messages may adversely impact our reputation or subject us to fines.
•The public disclosure of our ESG (as defined below) metrics and goals may subject us to risks.
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
•We may be unable to successfully leverage technology, including artificial intelligence and machine learning, to automate and drive efficiencies in our operations.

Risks Related to Data Security, Privacy and Fraud
•We rely on third parties to host our website and mobile app and to process payments.
•Failure of our data or cyber security could cause us to incur unexpected expenses or compromise our data assets.
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
•Our use and other processing of personal information and other data is subject to laws and obligations.
•Regulation of “cookie” tracking technologies or changes in such technologies could harm our business and operating results.
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
•The indentures governing our Notes (as defined below) contain restrictions and other provisions that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
•Transactions relating to the Convertible Senior Notes or the Warrants may dilute the ownership interest of our stockholders.
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
We experienced net losses of $196.4 million, $168.5 million, and $134.2 million in 2022, 2023 and 2024, respectively, and as of December 31, 2024 we had an accumulated deficit of $1,253.8 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
Our past revenue growth should not be considered indicative of future performance. While we experienced revenue growth in 2019, 2021, 2022 and 2024, our revenue for fiscal 2023 decreased compared to 2022. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. As we grow our business, our revenue growth rates may continue to decline in future periods due to a number of factors, including our inability to attract and retain consignors, general economic conditions, including a recession, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, including as a result of our strategic shift to focus on higher value items or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
We may require additional funds to support our growth and respond to business challenges. To support our future growth, we may need to further develop our online marketplace services, grow our retail presence, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may result in significant dilution to existing stockholders or the granting of new equity securities which have rights, preferences and privileges superior to those of holders of our common stock. Our 2029 Notes (as defined below) contain, and any other debt financing secured by us could also contain, restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities in the future. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business and the business of our consignors and buyers.
An epidemic, pandemic, or similar serious public health issue (a "public health issue"), and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.
The extent to which a public health issue could impact our business, results of operations, financial condition and liquidity will depend on numerous evolving factors, known and unknown, that we cannot predict, including the duration and scope of the public health issue; government, business and individual actions that have been and continue to be taken in response; the impact of the public health issue on national and global economic activity; disruption of the financial and labor markets, including the possibility of a national or global economic recession or depression; the limitations on operations requiring employees to perform their duties in-person, such as our warehouse operations; the potential for shipping difficulties, including delayed deliveries to our buyers; and weakened consumer demand. Additionally, the increased number of employees who work remotely during a public health emergency or outbreak could introduce additional operational risk, such as an increased vulnerability to cyber-attacks, and harm productivity and collaboration. In addition, the risks and uncertainties described elsewhere in this “Risk Factors” section may be exacerbated by a public health issue.

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
While we have members from outside the United States who purchase items from our online marketplace, we have not expanded our physical operations internationally. If we choose to do so, we would need to adapt to and would be subject to new risks relating to various local cultures, languages, standards, laws and regulations and policies. Our business model we employ may not appeal to consignors and buyers outside of the United States. Furthermore, to succeed with clients in international locations, it will be necessary to locate authentication centers in foreign markets and hire local employees in those markets, and we may have to invest in such facilities before demonstrating that we can successfully run operations outside of the United States. If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of macroeconomic uncertainty, rising interest rates, inflationary pressures, credit constraints and geopolitical instability due in part to the conflict between Russia and Ukraine and the Israel-Hamas war. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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

We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, faster or lower-cost shipping, larger selections of goods for sale, greater financial, marketing, institutional and other resources and larger buyer bases than we do. As the market evolves, new competitors may emerge, including traditional retail competitors who expand their offerings to include resale. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, acquire consignors at lower costs, achieve more favorable total product mixes or respond more quickly than we can to new or emerging technologies, such as artificial intelligence, and changes in consumer shopping behavior or preferences. These competitors may also adopt more aggressive pricing policies, commission structures or take rates, which may allow them to build larger consignor or buyer bases or generate revenue from their existing buyer bases more effectively than we do. New competitors may force us to decrease our take rates to remain competitive and negatively impact on our financial performance. If we fail to respond to competition effectively, our business and operating results may be adversely affected.
Risks Relating to Marketing and Brand Management
Our success depends on the accuracy and reliability of our authentication processes and methods.
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
The public disclosure of our Environmental, Social and Governance (“ESG”) metrics and goals may subject us to risks.
We voluntarily report certain metrics and goals for ESG. This transparency is consistent with our commitment to operate our business with positive economic, social, and environmental impact. The perception held by our consignors or buyers, other key stakeholders, or the communities in which we do business may depend, in part, on the metrics and goals we have chosen to aspire to and whether or not we meet our goals on a timely basis, if at all. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Also, by electing to set goals and publicly disclose our ESG metrics, we may face increased scrutiny related to our ESG activities.
In addition, we may be required to disclose various ESG metrics, progress against goals and other detailed information under applicable laws and regulations. For example, the State of California has adopted new climate change disclosure requirements, which mandate public disclosure of certain greenhouse gas emissions data and climate-related financial risk reports. Our compliance with these and other ESG-related laws, regulations and policies could be costly, and any failure to meet our goals, change in our ESG goals, priorities or strategies, change in or evolution of our methodologies for reporting ESG metrics, adjustment to previously reported information, including to reflect new or evolved methodologies for reporting ESG metrics, or perception that we fail to act responsibly in the areas in which we report, may negatively affect our reputation and the value of our brand, including by impacting employee engagement and retention, the willingness of our consignors and buyers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our common stock, any of which could adversely affect our business, financial performance, and growth. Our methodologies, processes and controls for reporting ESG metrics across our operations are evolving along with multiple disparate standards for identifying, measuring and reporting ESG metrics and such standards may change over time.
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
We lease facilities to store and accommodate the logistics infrastructure required to merchandise and ship the pre-owned luxury goods we sell through our online marketplace. Our ability to successfully grow our business depends on the availability and cost of leasing additional authentication centers that meet our criteria for a geographic location with access to a large, qualified talent pool as well as square footage, cost and other factors. We currently have four authentication centers - one in Arizona and three in New Jersey. Our capacity needs may grow as our business grows. Optimal space may become scarce, and where it is available, the lease terms offered by landlords may become increasingly competitive. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. We also may be unable to renew our existing leases or renew them on satisfactory terms. Failure to secure adequate authentication centers could have an adverse effect on our business and operating results.
We may experience damage or destruction to our authentication centers or retail stores in which we store the majority of the consigned luxury goods we offer through our online marketplace.
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results. For example, in May 2024, we experienced a fire on the roof of one of our leased Secaucus warehouses. As of December 31, 2024, our discussions with the insurance company remain ongoing and our liabilities and expenses are expected to exceed our maximum insurance coverage amounts.
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
We may be unable to successfully leverage technology, including artificial intelligence and machine learning, to automate and drive efficiencies in our operations.
We are building automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging and may be subject to additional regulation. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could cause interruptions in and delays to our operations which may harm our business. Artificial intelligence technologies create specific risks that require tailored oversight. Insufficient oversight could lead to liability, financial loss, and reputational harm. We use artificial intelligence to make initial assessments on authenticity, to identify product characteristics, and to help predict consigner preferences. We have created our own purpose-built technology to operate our business, which may lack efficiency or become obsolete as we grow and we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption.
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
Failure of our data or cyber security could cause us to incur unexpected expenses or compromise our data assets.
In the ordinary course of our business, we collect, process and store certain personal information (including credit card information) and other data relating to individuals, such as our consignors, buyers and employees. We also maintain other information, such as our trade secrets and confidential business information, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, including third-party open source software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors, including cloud storage providers as well as other third parties with whom we do business, could be subject to attacks from computer viruses, break-ins phishing attacks, social engineering, ransomware attacks, unauthorized use, misconduct or usage errors by our employees, attempts to overload services with denial-of-service or other attacks, which may allow hackers or other unauthorized parties, including our employees, to gain access to personal information or other data, including payment card data or confidential business information. Further, the use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise our platform. Our members use our web and mobile e-commerce applications to consign and shop with us. These applications may become subject to account takeovers, denials of service, content scraping, or other attacks, which may result in our members' accounts being compromised.
We and our vendors, as well as other third parties with whom we do business, have faced these attacks previously and regularly must defend against or respond to such incidents. Threat actors are increasingly sophisticated and are targeting employees, contractors, service providers and third-parties through various techniques that involve social engineering and/or misrepresentation (such as phishing attempts and similar techniques). Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of emerging technologies, such as artificial intelligence and machine learning. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, and we and our vendors, as well as other third parties with whom we do business, may be unable to anticipate these techniques or to implement adequate preventative measures. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, damage our reputation, cause some participants to decrease or stop their use of our online marketplace and subject us to litigation, government action, increased transaction fees, remediation costs, regulatory fines or penalties or other additional costs and liabilities, as well as reputational impact, that could adversely affect our business, financial condition and operating results. While we carry insurance related to potential data breaches, the insurance we do carry may not be adequate to cover all possible losses that our business could suffer.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (the "EU"), the United Kingdom (the "UK") and other jurisdictions. For example, the California Consumer Privacy Act (the “CCPA”), that requires covered companies to provide disclosures to California consumers and afford such consumers qualified privacy rights, such as rights of access, deletion and to opt-out of the sales and "sharing" of their personal information, which relates to "cross context behavioral advertising" or more commonly known as targeted advertising. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to automated opt-out preference signals. The new California Privacy Protection Agency completed its first round of rulemaking but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities, for its second round of rulemaking, which began in March 2023 and has yet to be finalized. It remains unclear how these new amendments will be interpreted or when the second round of rulemaking activity will conclude. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, several other U.S. states, including Virginia, Connecticut, Colorado, Utah, Delaware, Iowa, Indiana, Kentucky, Maryland, Montana, Minnesota, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee and Texas have passed similar consumer data privacy laws that impose general data minimization obligations on covered businesses and also extend privacy rights to individuals, including the rights to opt out of targeted advertising and respect automated opt-out preference signals. Many of these state laws also require covered businesses to provide consumers with the ability to opt-out of certain profiling or automated decision-making processes
Additionally, the European Commission imposes stringent EU data protection requirements across all EU Member States through the General Data Protection Regulation (“GDPR”). The GDPR has been transposed into national law by the UK (“UK GDPR”) and has been incorporated into the European Economic Area (“EEA”) Agreement. The GDPR and UK GDPR, as well as other statutes and regulations related to privacy and data protection, increase our compliance obligations and may affect our collection, processing, retention and transfer of certain personal data, reporting of certain security breaches, and expose us to increased penalties for non-compliance. Increased regulatory scrutiny could lead to substantial costs, require significant changes to our existing systems, limit the effectiveness of our marketing activities, and subject us to additional liabilities. Further, recent litigation in the EEA and the UK has driven significant changes in enforcement and interpretation, and we cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations.
Given the increased legislative and regulatory enforcement focus on the use of data for advertising and artificial intelligence, we may be subject to new and unexpected regulatory interpretations and rulemaking efforts, including proposals for regulation of artificial intelligence or other automated decision-making processes. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to create targeted marketing and advertising and offer certain bespoke product features and other capabilities to drive efficiencies in our merchandising operations, thereby impairing our ability to maintain and attract new consignors and buyers, which could have a material adverse effect on our business and operating results.
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
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.

Cookies are small data files that are sent by websites and stored locally on an internet user’s computer or mobile device. We, and third parties who work on our behalf, collect data via cookies that is used to track the behavior of visitors to our websites, to provide a more personal and interactive experience, and to increase the effectiveness of our marketing. However, internet users can easily disable, delete, and block cookies directly through browser settings or through other software, browser extensions, or hardware platforms that physically block cookies from being created and stored.

Privacy regulations restrict how we deploy our cookies and this could potentially (a) increase the number of internet users that choose to proactively disable cookies on their systems or (b) cause our business partners, service providers, or vendors to no longer maintain their cookie processes. We may have to develop alternative systems to determine our clients’ behavior, customize their online experience, or efficiently market to them if clients block cookies or regulations introduce additional barriers to collecting cookie data.
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
In addition, many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and e-commerce. U.S. federal, state and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws or may change interpretation of existing tax or other laws that could levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules or regulations are amended or interpretations are changed, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our buyers or consignors, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
As of the date hereof, the principal amount of our 3.00% convertible senior notes due 2025 (the “2025 Notes”) is $26.7 million, the principal amount of our 1.00% convertible senior notes due 2028 (the “2028 Notes”) is $97.7 million, the principal amount of our 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) is $134.5 million and the principal amount of our 4.00% convertible senior notes due 2031 (the “2031 Notes” and, together with the 2025 Notes and the 2028 Notes, the “Convertible Senior Notes”) is $146.7 million (together with the 2029 Notes and the Convertible Senior Notes, the “Notes”). Additionally, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The indentures governing our Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
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

The indentures governing our Convertible Senior Notes and our 2029 Notes Indenture also set forth certain events of default after which our Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the Notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.
Transactions relating to our Convertible Senior Notes or the Warrants may dilute the ownership interest of our stockholders.
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
The conversion of the Convertible Senior Notes or the cash conversion of the Warrants, if triggered, may adversely affect our financial condition and operating results.
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
The capped call transactions may affect the value of the 2025 Notes, the 2028 Notes and our common stock.
In connection with the pricing of the 2025 Notes and the 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover the number of shares of our common stock initially underlying the 2025 Notes and the 2028 Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the 2025 Notes and the 2028 Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes and the 2028 Notes (and are likely to do so on each exercise date of the capped call transactions), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the 2025 Notes and the 2028 Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We have developed processes for assessing, identifying and managing material risks from cybersecurity threats. We review our security plans and strategies as threats and conditions evolve. The following is a summary of our cybersecurity risk management and strategy processes:

Enterprise Risk Management: Our enterprise risk management program includes management of material risks from cybersecurity threats alongside other Company risks as part of our overall risk assessment process. In 2024, as part of our Enterprise Risk Management Program, our Internal Audit team identified and prioritized the most critical risks that could impact our ability to achieve our business priorities and make risk-informed strategic decisions. With management’s input, our Board and Internal Audit team have identified cybersecurity as one of the risks that merits the highest level of prioritization. Informed by this designation, our Internal Audit team tracks cybersecurity key indicators and engages in discussions on the status, priorities and impact of cybersecurity risk response plans; reports key information to management throughout the year to inform decision making; and reports to the Audit Committee on a quarterly basis and to the full Board on the results and progress of the risk mitigation process.

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

Management: Our CTPO is responsible for assessing and managing the Company’s material risks from cybersecurity threats, and our CISO reports directly to our CTPO regarding such threats. Our CTPO is informed about and monitors the prevention, detection, mitigation and remediation or cybersecurity incidents through the management of and participation in the Company’s Internal Audit team, Incident Response Team and Cybersecurity Task Force, as described above. As discussed above, our CTPO or CISO reports biannually to the full Board and quarterly to the Audit Committee about risks from cybersecurity threats among other cybersecurity related matters. To the extent a material cybersecurity incident occurs, our CTPO and broader management team would inform the chair of our Audit Committee of the nature, scope and impact of the incident, and involve the other members of the Audit Committee or the full Board as necessary to evaluate the risks and determine next steps. Our CTPO and CISO have served in these roles since 2023. Our CTPO has more than 20 years of experience in various senior leadership roles involving managing cybersecurity and compliance teams, including as Head of Tech and Digital at Lovevery and as Chief Technology and Product Officer at Zulilly. Our CISO has more than 20 years of experience in leadership roles focused on cybersecurity, cloud engineering, infrastructure, and technical operations, including as CISO and Head of Cloud and Infrastructure Engineering at AutoZone and as Principal Executive Advisory Consultant at Amazon Web Services.
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have continued to engage in settlement discussions facilitated by a mediator. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on February 25, 2025. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Stockholders
As of the close of business on February 14, 2025, there were 111 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans will be incorporated by reference to our 2025 proxy statement set forth in the section titled “Equity Compensation Plan Information” that will be filed with the SEC within 120 days of the year ended December 31, 2024 (the “Proxy Statement”).
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from approximately 44.5 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2024 and 2023, our overall take rate on consigned goods was 38.4% and 37.5% respectively. The increase in our take rate was due to the update of our consignor commission structure (effective November 1, 2022). Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 38.6 million members as of December 31, 2024. We count as a member any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Consignors and Buyers
Consignor growth and retention. We grow our sales by increasing the supply of luxury goods offered through our consignment online marketplace. We grow our supply both by attracting new consignors and by creating lasting engagement with existing consignors. We generate leads for new consignors through our advertising activity and through the activity of our sales team. Our sales professionals, who are trained and incentivized to identify and source high-quality, coveted luxury goods, convert those leads into active consignors. Our sales professionals form a consultative relationship with consignors and deliver a high-quality, full-service consigning experience. Our existing relationships with consignors allow us to unlock valuable supply across multiple categories, including women’s fashion, men’s fashion, jewelry and watches.
We measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2024, our online marketplace sell-through ratio was approximately 85%.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2024 and 2023, repeat consignors accounted for over 80% of GMV.
Buyer growth and retention. We grow our business by attracting and retaining buyers. We attract and retain buyers by offering highly coveted, authenticated, pre-owned luxury goods at attractive values and delivering a high-quality, luxury experience. We measure our success in attracting and retaining buyers by tracking buyer satisfaction and purchasing activity over time. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results could be adversely affected.
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2024, 15% of our buyers during the last twelve months also consigned items, and 48% of our consignors also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel.

Buyers Who Are Also Consignors
(% of GMV)
40.5%
43.7%
44.1%
47.5%
48.9%
52.3%
53.2%
2018
2019
2020
2021
2022
2023
2024

Buyer acquisition cost. Our financial performance depends on effectively managing the expenses we incur to attract and retain buyers. We closely monitor our efficiency in acquiring new buyers. Our buyer acquisition cost (“BAC”) for a given period is comprised of our total advertising spend for acquiring both buyers and consignors, which is principally the cost of television, digital and direct mail advertising, divided by the number of buyers acquired in that period. We adjust or re-allocate our advertising in real-time to optimize our spend across channels, buyer demographics and geographies to improve our return on advertising spend. Our BAC has declined over time, which has been driven by improving acquisition efficiencies.
Scaling operations and technology. To support the future growth of our business, we continue to invest in physical infrastructure, technology and talent. We principally conduct our intake, authentication, merchandising and fulfillment operations in our leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. We also operate retail stores in several geographies. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth, including proprietary machine learning technology to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
Seasonality. Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter.

Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2024, 2023, and 2022.

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except AOV and percentages)
GMV	$1,829,463	$1,725,983	$1,815,983
NMV	$1,382,875	$1,269,880	$1,335,506
Consignment revenue	$473,396	$415,572	$384,979
Direct revenue	$64,580	$79,160	$158,726
Shipping services revenue	$62,508	$54,572	$59,788
Number of orders	3,359	3,300	3,757
Take rate	38.4%	37.5%	36.0%
Active buyers	972	922	998
AOV	$545	$523	$483
GMV
GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 24.4%, 26.4%, and 26.5% of GMV in 2024, 2023, and 2022, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth (see Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue).
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
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. In November 2022, we updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. We continue to assess our take rate structure and may implement further changes in the future.
Our take rate structure is primarily based on the category and the price point of the sold items. For example, under the current take rate structure, consignors can earn 20% commission on all sold items under $100, and up to 90% commission on watches sold for over $7,500. We launched a pricing tool for our consignors that provides detail on commission rates for specific categories and other aspects of the take rate structure. Consignors are eligible to receive additional commissions based on total net sales under an added tiered commission structure. Management assesses changes in take rates by monitoring the volume of GMV and take rate across each discrete commission grouping, encompassing commission tiers and exceptions.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2023 and 2022 are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Revenue:
Consignment revenue	$473,396	$415,572	$384,979
Direct revenue	64,580	79,160	158,726
Shipping services revenue	62,508	54,572	59,788
Total revenue	600,484	549,304	603,493
Cost of revenue:
Cost of consignment revenue	53,801	58,120	56,963
Cost of direct revenue	55,809	74,343	141,661
Cost of shipping services revenue	43,353	40,563	56,178
Total cost of revenue	152,963	173,026	254,802
Gross profit	447,521	376,278	348,691
Operating expenses:
Marketing	55,256	58,275	62,988
Operations and technology	260,827	257,041	278,628
Selling, general and administrative	187,737	183,793	195,342
Restructuring	196	43,462	896
Total operating expenses	504,016	542,571	537,854
Loss from operations	(56,495)	(166,293)	(189,163)
Change in fair value of warrant liability	(68,167)	—	—
Gain on extinguishment of debt	4,177	—	—
Interest income	7,943	8,805	3,191
Interest expense	(21,384)	(10,701)	(10,472)
Other income, net	—	—	171
Loss before provision for income taxes	(133,926)	(168,189)	(196,273)
Provision for income taxes	276	283	172
Net loss	$(134,202)	$(168,472)	$(196,445)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Consignment revenue	79%	76%	64%
Direct revenue	11	14	26
Shipping services revenue	10	10	10
Total revenue	100	100	100
Cost of revenue:
Cost of consignment revenue	9	11	9
Cost of direct revenue	9	14	24
Cost of shipping services revenue	7	7	9
Total cost of revenue	25	32	42
Gross profit	75	68	58
Operating expenses:
Marketing	9	11	11
Operations and technology	43	47	46
Selling, general and administrative	31	33	33
Restructuring	—	8	—
Total operating expenses	83	99	90
Loss from operations	(8)	(31)	(32)
Change in fair value of warrant liability	(11)	—	—
Gain on extinguishment of debt	1	—	—
Interest income	1	2	1
Interest expense	(4)	(2)	(2)
Other income, net	—	—	—
Loss before provision for income taxes	(21)	(31)	(33)
Provision for income taxes	—	—	—
Net loss	(21)%	(31)%	(33)%
Comparison of 2024 and 2023
Consignment Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Consignment revenue	$473,396	$415,572	$57,824	14%
Consignment revenue increased by $57.8 million, or 14%, in 2024 compared to 2023. The increase in revenue was driven primarily by an increase in consignment GMV, a 4% increase in our AOV and a 240 basis point improvement in our take rate during the year ended December 31, 2024. Overall GMV increased by 6% during the year ended December 31, 2024. The increase in GMV is driven by an increase in consignment GMV, slightly offset by a decrease in direct GMV. Our take rate increased to 38.4% from 37.5% during the year ended December 31, 2024 compared to last year due to the update of our consignor commission structure which went into effect on November 1, 2022.

Direct Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Direct revenue	$64,580	$79,160	$(14,580)	(18)%
Direct revenue decreased by $14.6 million, or 18%, in 2024 compared to 2023. The decrease was primarily driven by our planned actions to rebalance vendor-purchased company-owned inventory as the margin profile of our direct revenue is lower than consignment revenue. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$62,508	$54,572	$7,936	15%
Shipping services revenue increased by $7.9 million, or 15%, in 2024 compared to 2023 primarily due to an increase in the standard shipping fee per order.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$53,801	$58,120	$(4,319)	(7)%
As a percent of consignment revenue	11%	14%
Cost of consignment revenue decreased by $4.3 million, or 7%, in 2024 compared to 2023, driven by a decrease in overhead costs, including packaging, employee compensation related expenses and website hosting fees, partially offset by costs directly associated with the increase in consignment revenue.
Consignment revenue gross margin increased by 262 basis points in the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by the improvement in take rate and the reduction in overhead costs.
Cost of Direct Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$55,809	$74,343	$(18,534)	(25)%
As a percent of direct revenue	86%	94%
Cost of direct revenue decreased by $18.5 million, or 25%, in 2024 compared to 2023. The decrease was primarily attributable to the 18% decrease in direct revenue compared to the prior year as a result of our planned actions to rebalance vendor-purchased company-owned inventory.
Direct revenue gross margin increased by 750 basis points in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by strategic liquidation of company owned inventory sold at discounted prices, which resulted in the sell through of inventory that was previously reserved. The margin profile of our direct revenue is lower than the margin profile of our consignment revenue.

Cost of Shipping Services Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$43,353	$40,563	$2,790	7%
As a percent of shipping services revenue	69%	74%
Cost of shipping services revenue increased by $2.8 million, or 7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to increased cost per shipment.
Shipping services revenue gross margin increased by 497 basis points in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 603 basis points in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by the increase in higher margin consignment revenue and decrease in lower margin direct revenue. Gross margin may vary from period to period.
Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Marketing	$55,256	$58,275	$(3,019)	(5)%
Marketing expense decreased by $3.0 million, or 5%, in 2024 compared to 2023. The decrease was primarily due to a decrease in advertising costs.
As a percentage of revenue, marketing expense decreased to 9% in 2024 from 11% and 2023. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Operations and technology	$260,827	$257,041	$3,786	1%
Operations and technology expense increased by $3.8 million, or 1%, in 2024 compared to 2023. The increase was primarily due to higher employee costs and software and service expenses, partially offset by a decrease in stock based compensation expense.
As a percentage of revenue, operations and technology expense decreased to 43% in 2024 from 47% in 2023 due to an increase in consignment revenue. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.

Selling, General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$187,737	$183,793	$3,944	2%
Selling, general and administrative expense increased by $3.9 million, or 2%, in 2024 compared to 2023. The increase was primarily due to increased employee compensation related expenses due to an increase in headcount compared to the prior period.
As a percentage of revenue, selling, general and administrative decreased to 31% in 2024 from 33% in 2023. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Restructuring	$196	$43,462	$(43,266)	(100)%
Restructuring decreased by $43.3 million, or over 100%, in 2024 compared to 2023. We incurred charges to reduce our real estate presence and operating expenses through the closure of certain retail and office locations and workforce reduction during 2023, which were substantially completed during 2023.
Change in Fair Value of Warrant Liability

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(68,167)	$—	$(68,167)	100%
The fair value of warrant liability increased by $68.2 million, or 100% in 2024 compared to 2023. The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the 2024 Note Exchange (as defined below) in February 2024. The change was due to the unrealized loss on the change in fair value of the warrant liability from the issuance date to December 31, 2024 (See Note 6 — Non-convertible Notes, Net).
Gain on Extinguishment of Debt

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$4,177	$—	$4,177	100%
Gain on extinguishment of debt increased by $4.2 million, or 100% in 2024 compared to 2023. The increase was due to the gain recorded from the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2029 Notes (See Note 6 — Non-convertible Notes, Net).
Interest Income

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest income	$7,943	$8,805	$(862)	(10)%

Interest income decreased by $0.9 million, or 10%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 due to lower average cash balances.
Interest Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(In thousands, except percentage)
Interest expense	$(21,384)	$(10,701)	$10,683	100%
Interest expense increased by $10.7 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the contractual interest expense related to the 2029 Notes issued in February 2024.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $172.2 million and an accumulated deficit of $1,253.8 million. We had restricted cash of $14.9 million as of December 31, 2024, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since our inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of the 2025 Notes and $6.5 million of the 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (the “2024 Note Exchange”). As a result of the 2024 Note Exchange, we significantly extended the average maturity date of our outstanding indebtedness (see Note 6 - Non-convertible Notes, Net).
On February 10, 2025, we entered into an exchange agreement with certain holders of our 2028 Notes (the “2025 Exchange Agreement”). Under the terms of the 2025 Exchange Agreement, certain holders of the 2028 Notes agreed to exchange $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our new 2031 Notes (the “2025 Notes Exchange”). The 2031 Notes bear cash interest at a rate of 4.00% per annum payable semi-annually in arrears and mature on February 15, 2031.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of December 31, 2024 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our primary capital requirements include contractual obligations related to our operating leases, our indebtedness, certain non-cancellable contracts and compensation and benefits payments to support our strategic plans. Our future capital requirements will depend on many factors, including, but not limited to, those set forth under the heading “Risk Factors” in this Annual Report, and our ability to grow our revenues and the timing of investments to support growth in our business, such as the build-out of our authentication centers and, to a lesser extent, the opening of new retail stores. We may seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in "Park II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Net cash (used in) provided by:
Operating activities	$26,846	$(61,268)	$(91,557)
Investing activities	(25,587)	(42,128)	(36,922)
Financing activities	(4,759)	226	4,101
Net decrease in cash, cash equivalents and restricted cash	$(3,500)	$(103,170)	$(124,378)
Net Cash Used in Operating Activities
During 2024, net cash provided by operating activities was $26.8 million, which consisted of a net loss of $134.2 million, adjusted by non-cash charges of $158.2 million and cash inflows due to a net change of $2.8 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash inflows due to an increase of $11.5 million in consignor payables and an increase of $13.1 million in other accrued and current liabilities, partially offset by cash outflows due to a decrease of $20.9 million in operating lease liabilities. Our primary uses of cash in operating activities include operating costs such as operating lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
Net Cash Used in Investing Activities
During 2024, net cash used in investing activities was $25.6 million, which consisted of $14.2 million for purchases of property and equipment, net, including leasehold improvements, and $11.8 million for capitalized proprietary software costs.
Net Cash Provided by Financing Activities
During 2024, net cash used in financing activities was $4.8 million, which primarily consisted of cash outflows of $5.3 million for debt issuance costs related to the 2024 Note Exchange and $1.6 million of taxes related to restricted stock units vesting, partially offset by $1.4 million of proceeds from the issuance of common stock related to the Company's employee stock purchase plan.
Convertible Senior Notes
As of December 31, 2024, we had 2025 Notes outstanding in an aggregate principal amount of $26.7 million and 2028 Notes outstanding in an aggregate principal amount of $281.0 million. A portion of the net proceeds from the sale of the 2025 Notes and the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below.
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

In connection with the the 2025 Notes and the 2028 Notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the 2025 Notes and the 2028 Notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2025 Notes and the 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2025 Notes was initially $27.88 per share, which represents a premium of 100.0% over the closing price of our common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.
On February 10, 2025, pursuant to the 2025 Notes Exchange, we issued $146.7 million in aggregate principal amount of the 2031 Notes in exchange for $183.3 million in aggregate principal amount of our 2028 Notes. The 2031 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, at an initial conversion rate of 95.5795 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $10.46 per share of our common stock. The initial conversion price represents a premium of approximately 26.9% over the $8.24 closing price of our common stock on February 10, 2025. As a result of the 2025 Notes Exchange, we have $97.7 million outstanding in aggregate principal amount of the 2028 Notes as of the date hereof. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Notes Exchange.
For additional details related to our Convertible Senior Notes, please see “Note 7 – Convertible Senior Notes, Net” and "Note 17 — Subsequent Events" to the financial statements included in this report.
2029 Notes and Warrants
On February 29, 2024, the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its Convertible Senior Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to an indenture. The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind interest at a rate of 4.25% per annum payable semi-annually. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the warrants (the “Warrants”) (see “Note 4 – Fair Value Measurement” to the financial statements included in this report for further details on the terms of the Warrants).

For additional details related to our 2029 Notes, please see “Note 6 – Non-convertible Notes, Net” to the financial statements included in this report.

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
Adjusted EBITDA means net loss before interest income, interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, restructuring, CEO separation benefits and transition costs, gain on extinguishment of debt, change in fair value of warrant liability and certain one time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
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

The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(134,202)	$(168,472)	$(196,445)
Add (deduct):
Depreciation and amortization	33,100	31,695	27,669
Interest income	(7,943)	(8,805)	(3,191)
Interest expense (1)	21,384	10,701	10,472
Provision for income taxes	276	283	172
EBITDA	(87,385)	(134,598)	(161,323)
Stock-based compensation (2)	29,082	34,273	46,138
CEO separation benefits and transition costs (3)	782	159	2,499
Payroll taxes on employee stock transactions	371	195	451
Legal settlements (4)	600	1,340	456
Restructuring (5)	196	43,462	896
Gain on extinguishment of debt (6)	(4,177)	—	—
Change in fair value of warrant liability (7)	68,167	—	—
One time expenses (8)	1,672	—	(1,571)
Adjusted EBITDA	$9,308	$(55,169)	$(112,454)
(1) As of December 31, 2024, interest expense includes $4.8 million of accrued PIK interest which is a non-cash interest expense. PIK interest is added to the principal balance of the 2029 Notes semi-annually.
(2) The stock-based compensation expense for the year ended December 31, 2022 includes a one time charge of $1.0 million related to the modification of certain equity awards pursuant to the terms of the transition and separation agreement entered into with our founder, Julie Wainwright, in connection with her resignation as Chief Executive Officer ("CEO") on June 6, 2022 (the "Separation Agreement").
(3) The CEO separation benefits and transition costs for the year ended December 31, 2024 consist of severance and benefits payable to John Koryl pursuant to his separation agreement. The CEO separation benefits and transition costs for the year ended December 31, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation in 2022. The CEO separation benefits and transition costs for the year ended December 31, 2022 consist of separation benefits for the 2022 fiscal year, as well as general and administrative fees, including legal and recruiting expenses, as well as retention bonuses for certain executives incurred in connection with our founder's resignation on June 6, 2022.
(4) The legal settlement charges for the year ended December 31, 2023 reflect legal settlement expenses arising from the settlement of two former employees’ individual claims and California Private Attorney General Actions initiated against the Company on behalf of such former employees and those similarly situated.
(5) Restructuring for the year ended December 31, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges, including legal and transportation expenses. Restructuring for the year ended December 31, 2022 consists of employee severance payments and benefits.
(6) The gain on extinguishment of debt for the year ended December 31, 2024 reflects the difference between the carrying value of the Exchanged Notes and the fair value of the 2029 Notes.
(7) The change in fair value of warrant liability for the year ended December 31, 2024 reflects the remeasurement of the warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.
(8) One time expenses for the year ended December 31, 2024 consists of vendor services settlement and estimated losses, net of estimated insurance recoveries related to the fire at one of our New Jersey authentication centers. See "Note 12 - Commitments and Contingencies" in the notes to the audited financial statements for disclosure regarding the event. One time expense for the year ended December 31, 2022 primarily consists of insurance reimbursement of $1.4 million related to a legal settlement expense.

Material Contractual and Other Obligations
Our material contractual and other obligations as of December 31, 2024 consist of:
•Operating Leases. As of December 31, 2024, our cash requirements related to our operating leases on our authentication centers, retail stores, and corporate offices that are included in our balance sheet were $124.5 million, of which $28.8 million is expected to be paid within the next 12 months.
•Convertible Senior Notes. As of December 31, 2024, our cash requirements related to our Convertible Senior Notes that are included on our balance sheet and the related periodic interest payments were $287.0 million, of which $30.0 million is expected to be paid within the next 12 months. Our 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted and our 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted.
•Non-convertible Notes. As of December 31, 2024, our cash requirements related to our Non-convertible Notes that are included on our balance sheet and the related periodic interest payments were $225.8 million, of which $12.2 million is expected to be paid within the next 12 months.
•Non-cancellable purchase commitments. Our cash requirements related to certain other non-cancellable purchase commitments associated primarily with software services and hosting arrangements, were approximately $17.6 million, of which approximately $8.1 million is expected to be paid within the next 12 months.
On February 10, 2025, pursuant to the 2025 Notes Exchange, we issued $146.7 million in aggregate principal amount of our 2031 Notes in exchange for $183.3 million in aggregate principal amount of our 2028 Notes.
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
While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies, we believe that the accounting estimates discussed below involve a significant level of estimation uncertainty by management.
2024 Note Exchange
During the year ended December 31, 2024, we accounted for the 2024 Note Exchange as a debt extinguishment and recorded a gain on extinguishment as the difference between the carrying amount of the Exchanged Notes and the fair value of the 2029 Notes. We estimated fair value of the 2029 Notes by using projected future payments of interest and principal discounted at the effective yield. The fair value of the 2029 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to us for a similar debt instrument.
Warrants
The Warrants are accounted for as liabilities under ASC 480 as the warrants may be required to be settled in cash in case of a fundamental change, which could occur outside of our control. The fair value of the warrant liability is estimated using the Black-Scholes-Merton option-pricing model, which incorporates inherent uncertainties and generally requires significant judgement including factors such as the risk-free interest rate and the expected volatility of the price of the underlying stock. Changes in fair value are recognized on our statements of operations.

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, our independent registered public accounting firm, has audited management's assertion on the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included in Part IV —Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item is incorporated herein by reference to our proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “Proxy Statement”).
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
Item 16. Form 10-K Summary
None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.2	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

4.3	Indenture dated June 15, 2020, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 3.00% Convertible Senior Note due 2025.	8-K	001-38953	4.1	June 16, 2020

4.4	Description of Securities.	10-Q	001-38953	4.2	August 7, 2020

4.5	Indenture dated March 8, 2021, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 1.00% Convertible Senior Note due 2028.	8-K	001-38953	4.1	March 8, 2021

4.6	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	001-38953	4.1	March 8, 2021

4.7	Indenture, dated as of February 10, 2025, by and between The RealReal, Inc. and U.S. Bank	8-K	001-38953	4.1	February 10, 2025

4.8	Form of 4.00% Convertible Senior Note due 2031 (included as Exhibit A to Exhibit 4.1)	8-K	001-38953	4.2	February 10, 2025

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.3#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.4#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.5#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

10.7#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

10.8#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.9#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.10	May 31, 2019

10.10#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.11	May 31, 2019

10.11#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.12	May 31, 2019

10.12#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.13	May 31, 2019

10.13#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.14	May 31, 2019

10.14#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.15	May 31, 2019

10.15#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.16	May 31, 2019

10.16#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.17	May 31, 2019

10.17#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.19	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.20	May 31, 2019

10.19+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.21	June 17, 2019

10.20+	The RealReal, Inc. Employee Stock Purchase Plan.	S-1	333-231891	10.22	June 17, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.22+	The RealReal, Inc. Employee Stock Purchase Plan, as amended and restated on February 19, 2020.	10-K	001-38953	10.25	March 11, 2020

10.23+	The RealReal, Inc. 2019 Equity Incentive Plan for Non-Employee Director Deferred Restricted Stock Unit Award Agreement and Deferral Election Form	10-Q	011-38953	10.1	November 7, 2023

10.24	Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	June 16, 2020

10.25	Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	June 23, 2020

10.26#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.	10-Q	001-38953	10.1	November 10, 2020

10.27	Form of Base Capped Call Confirmation, dated March 8, 2021 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	March 8, 2021

10.28	Form of Additional Capped Call Confirmation, dated March 12, 2021 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	March 16, 2021

10.29+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on May 5, 2021.	10-Q	001-38953	10.1	May 10, 2021

10.30+	Transition and Separation Agreement by and between The RealReal, Inc. and Robert Julian dated September 28, 2023.	8-K	001-38953	10.1	September 29, 2023

10.31+	Consulting Services Agreement by and between The RealReal, Inc. and Robert Julian dated September 28, 2023	8-K	001-38953	10.20	September 29, 2023

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.32+	The RealReal, Inc. 2019 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	10-K	001-38953	10.34	February 28, 2022

10.33+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award	10-Q	001-38953	10.1	August 9, 2022

10.34+	Offer Letter dated January 24, 2023 between the Company and John E. Koryl	8-K	001-38953	10.1	January 25, 2023

10.35+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.	10-K	001-38953	10.35	February 28, 2023

10.37+	Form of Stand-Alone Performance-Based Restricted Stock Unit Award Agreement, by and between the Company and John Koryl.	S-8	333-270281	99.1	March 3, 2023

10.38+	Form of Stand-Alone Restricted Stock Unit Award Agreement, by and between the Company and John Koryl.	S-8	333-270281	99.2	March 3, 2023

10.39+	Form of Stand-Alone Restricted Stock Unit Award Agreement, by and between the Company and Luke Friang.	S-8	333-270281	99.3	March 3, 2023

10.40+	Offer Letter by and between The RealReal, Inc. and Ajay Gopal dated February 19, 2024.	8-K	001-38953	10.1	February 21, 2024

10.41*	Form of Exchange Agreement by and between The RealReal Inc. and the Noteholder, as defined therein, dated February 29, 2024.	10-K	001-38953	10.41	March 1, 2024

10.42	Indenture by and between The RealReal, Inc., the Guarantors party thereto and Glas Trust Company LLC dated February 29, 2024.	10-K	001-38953	10.42	March 1, 2024

10.43	Warrant Agency Agreement by and between The RealReal, Inc., Computershare, In., and Computershare Trust Company, N.A. dated February 29, 2024.	10-K	001-38953	10.43	March 1, 2024

10.44	Security Agreement among The RealReal, Inc., the Pledgors and GLAS Trust Company LLC, as Notes Collateral Agent,	10-Q	001-38953	10.5	May 7, 2024

10.45+	Letter re: Promotion to President and Chief Executive Officer, dated October 28, 2024, by and between The RealReal, Inc. and Rati Sahi Levesque.	10-Q	001-38953	10.1	November 4, 2024

10.46+	Amended and Restated Severance and Change-in-Control Agreement, dated October 28, 2024, by and between The RealReal, Inc. and Rati Sahi Levesque.	10-Q	001-38953	10.2	November 4, 2024

10.47+	Separation Agreement, dated October 28, 2024, by and between The RealReal, Inc. and John E. Koryl.	10-Q	001-38953	10.3	November 4, 2024

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.48+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on October 29, 2024.	10-Q	001-38953	10.4	November 4, 2024

10.49*	Exchange Agreement, dated as of February 10, 2025, by and among The RealReal, Inc. and the Noteholder Parties	8-K	001-38953	10.1	February 10, 2025

19	The RealReal, Inc. Insider Trading Policy.					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	The RealReal, Inc. Clawback Policy.	10-K	001-38953		March 1, 2024

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

The RealReal, Inc.

Date: February 21, 2025	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rati Sahi Levesque	Chief Executive Officer and Director	February 21, 2025
Rati Sahi Levesque	(Principal Executive Officer)

/s/ Ajay Madan Gopal	Chief Financial Officer	February 21, 2025
Ajay Madan Gopal	(Principal Financial Officer)

/s/ Steve Lo	Senior Vice President, Chief Accounting Officer	February 21, 2025
Steve Lo	(Principal Accounting Officer)

/s/ Chip Baird	Director	February 21, 2025
Chip Baird

/s/ Caretha Coleman	Director	February 21, 2025
Caretha Coleman

/s/ Karen Katz	Director	February 21, 2025
Karen Katz

/s/ Rob Krolik	Director	February 21, 2025
Rob Krolik

/s/ Niki Leondakis	Director	February 21, 2025
Niki Leondakis

/s/ Carol Melton	Director	February 21, 2025
Carol Melton

/s/ James Miller	Director	February 21, 2025
James Miller

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on the Financial Statements

We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Sufficiency of the audit evidence over the IT elements of revenue recognition

As discussed in Note 2 to the financial statements, the Company recognizes consignment revenue by providing a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. Direct revenue is recognized from the sale of Company-owned inventory on its online marketplace and retail stores. The Company reported $600 million in total revenue for the year ended December 31, 2024.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the IT elements of revenue recognition. We involved IT professionals with specialized skills and knowledge, who assisted in:

•gaining an understanding of the systems used in the Company’s recognition of revenue
•evaluating the design and testing the operating effectiveness of certain internal controls related to the IT applications used in the revenue recognition process. This included IT controls, IT application controls, data configurations, and interface controls over the transfer of relevant data between systems.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The RealReal, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Independent Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
San Francisco, California
February 21, 2025

THE REALREAL, INC.
Balance Sheets
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$172,212	$175,709
Accounts receivable	13,961	17,226
Inventory, net	23,583	22,246
Prepaid expenses and other current assets	22,913	20,766
Total current assets	232,669	235,947
Property and equipment, net	94,443	104,087
Operating lease right-of-use assets	75,714	86,348
Restricted cash	14,911	14,914
Other assets	5,358	5,627
Total assets	$423,095	$446,923
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$11,004	$8,961
Accrued consignor payable	89,718	77,122
Operating lease liabilities, current portion	22,835	20,094
Convertible senior notes, net, current portion	26,653	—
Other accrued and current liabilities	98,466	82,685
Total current liabilities	248,676	188,862
Operating lease liabilities, net of current portion	85,790	104,856
Convertible senior notes, net	276,807	452,421
Non-convertible notes, net	134,470	—
Warrant liability	78,584	—
Other noncurrent liabilities	6,144	4,083
Total liabilities	830,471	750,222
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 111,242,479 and 104,670,500 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	846,450	816,325
Accumulated deficit	(1,253,827)	(1,119,625)
Total stockholders’ deficit	(407,376)	(303,299)
Total liabilities and stockholders’ deficit	$423,095	$446,923
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Consignment revenue	$473,396	$415,572	$384,979
Direct revenue	64,580	79,160	158,726
Shipping services revenue	62,508	54,572	59,788
Total revenue	600,484	549,304	603,493
Cost of revenue:
Cost of consignment revenue	53,801	58,120	56,963
Cost of direct revenue	55,809	74,343	141,661
Cost of shipping services revenue	43,353	40,563	56,178
Total cost of revenue	152,963	173,026	254,802
Gross profit	447,521	376,278	348,691
Operating expenses:
Marketing	55,256	58,275	62,988
Operations and technology	260,827	257,041	278,628
Selling, general and administrative	187,737	183,793	195,342
Restructuring	196	43,462	896
Total operating expenses	504,016	542,571	537,854
Loss from operations	(56,495)	(166,293)	(189,163)
Change in fair value of warrant liability	(68,167)	—	—
Gain on extinguishment of debt	4,177	—	—
Interest income	7,943	8,805	3,191
Interest expense	(21,384)	(10,701)	(10,472)
Other income, net	—	—	171
Loss before provision for income taxes	(133,926)	(168,189)	(196,273)
Provision for income taxes	276	283	172
Net loss attributable to common stockholders	$(134,202)	$(168,472)	$(196,445)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(1.65)	$(2.05)
Shares used to compute net loss per share attributable to common stockholders, basic and diluted	107,878,366	101,806,000	95,921,246
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2021	92,960,066	$1	$841,255	$(768,128)	$73,128
Cumulative effect adjustment due to adoption of ASU 2020-06	—	—	(112,052)	13,420	(98,632)
Issuance of common stock upon exercise of options	1,929,265	—	2,906	—	2,906
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	3,587,964	—	(216)	—	(216)
Issuance of common stock for exercises under ESPP	610,877	—	1,400	—	1,400
Stock-based compensation expense	—	—	47,767	—	47,767
Net loss	—	—	—	(196,445)	(196,445)
Balance as of December 31, 2022	99,088,172	$1	$781,060	$(951,153)	$(170,092)
Issuance of common stock upon exercise of options	8,511	—	19	—	19
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	4,708,141	—	(690)	—	(690)
Issuance of common stock for exercises under ESPP	865,676	—	886	—	886
Stock-based compensation expense	—	—	35,050	—	35,050
Net loss	—	—	—	(168,472)	(168,472)
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of capped calls	—	—	396	—	396
Issuance of common stock upon exercise of options	136,658	—	376	—	376
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	5,868,967	—	(1,646)	—	(1,646)
Issuance of common stock for exercises under ESPP	566,354	—	1,413	—	1,413
Stock-based compensation expense	—	—	29,586	—	29,586
Net loss	—	—	—	(134,202)	(134,202)
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(134,202)	$(168,472)	$(196,445)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	33,100	31,695	27,669
Stock-based compensation expense	29,082	34,273	46,138
Reduction of operating lease right-of-use assets	15,192	16,746	19,602
Bad debt expense	2,498	1,962	1,680
Non-cash interest expense	8,684	—	—
Issuance costs allocated to liability classified warrants	374	—	—
Accretion of debt discounts and issuance costs	2,127	2,573	2,368
Property, plant, equipment, and right-of-use asset impairments	—	39,739	—
Provision for inventory write-downs and shrinkage	2,590	9,783	4,077
Gain on debt extinguishment	(4,177)	—	—
Change in fair value of warrant liability	68,167	—	—
Loss related to warehouse fire, net	740	—	—
Other adjustments	(165)	(515)	702
Changes in operating assets and liabilities:
Accounts receivable	767	(6,981)	(6,120)
Inventory, net	(3,677)	10,938	23,971
Prepaid expenses and other current assets	701	2,001	(2,952)
Other assets	76	(3,050)	(409)
Operating lease liability	(20,883)	(26,478)	(17,764)
Accounts payable	910	(425)	4,947
Accrued consignor payable	11,470	(4,421)	10,501
Other accrued and current liabilities	13,090	(464)	(9,823)
Other noncurrent liabilities	382	(172)	301
Net cash provided by (used in) operating activities	26,846	(61,268)	(91,557)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	461	—	—
Capitalized proprietary software development costs	(11,800)	(12,951)	(14,061)
Purchases of property and equipment	(14,248)	(29,177)	(22,861)
Net cash used in investing activities	(25,587)	(42,128)	(36,922)
Cash flow from financing activities:
Proceeds from exercise of stock options	376	19	2,906
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	1,413	886	1,400
Taxes paid related to restricted stock vesting	(1,646)	(679)	(205)
Cash received from settlement of capped calls in conjunction with the 2024 Note Exchange	396	—	—
Issuance costs paid related to the 2024 Note Exchange	(5,298)	—	—
Net cash (used in) provided by financing activities	(4,759)	226	4,101
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,500)	(103,170)	(124,378)
Cash, cash equivalents, and restricted cash
Beginning of period	190,623	293,793	418,171
End of period	$187,123	$190,623	$293,793
Supplemental disclosures of cash flow information
Cash paid for interest	$10,680	$8,127	$8,104
Cash paid for income taxes	200	227	256
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,818	1,757	13,860
Capitalized proprietary software development costs not yet paid in cash	654	1,122	1,590
Stock-based compensation capitalized to proprietary software development costs	504	777	1,629
Liability classified warrants issued in connection with the 2024 Note Exchange	10,417	—	—
Net decrease in principal amount of debt due to the 2024 Note Exchange	(17,232)	—	—
Tax withholding liability for restricted stock	—	11	11
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the years ended 2024, 2023, and 2022, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company’s functional and reporting currency is the U.S. dollar.
The Company has made a presentation change to the Company's statements of operations to reclassify its legal settlements expense to selling, general, and administrative expenses. Additionally, the Company has made a presentation change to reclassify loss on disposal of property and equipment, impairment of capitalized proprietary software, and gain on lease termination to other adjustments within operating cash flows in the statements of cash flows. Changes to reclassify amounts in the prior periods have been made to conform to the current period presentation.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, fair value of warrant liability, initial fair value of non-convertible notes issued as part of the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net), incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2024, 2023, and 2022.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of December 31, 2024 and December 31, 2023.
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
Marketing
Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $42.9 million, $48.4 million, and $49.0 million in 2024, 2023, and 2022, respectively.
Operations and Technology
Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies, inbound consignment shipping costs, and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2024, 2023, and 2022, the Company capitalized proprietary software developments costs of $11.8 million, $13.3 million, and $15.6 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of December 31, 2024 and 2023.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the year ended December 31, 2024 that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$172,212	$175,709	$293,793
Restricted cash	14,911	14,914	—
Total cash, cash equivalents and restricted cash	$187,123	$190,623	$293,793
Accounts Receivable
Accounts receivables are recorded at the amounts billed to buyers and do not bear interest. Accounts receivables result from credit card transactions, the majority of which are settled within two business days.
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $2.6 million and $9.8 million during the year ended December 31, 2024 and 2023, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the balance sheets and were $22.4 million and $22.2 million as of December 31, 2024 and 2023. Included in inventory on the Company’s balance sheets are assets totaling $4.8 million and $5.2 million as of December 31, 2024 and 2023, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Convertible Senior Notes, Net
Prior to the adoption of ASU 2020-06 on January 1, 2022, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, were separately accounted for as long-term debt and equity components (or conversion feature). The debt component represented the Company’s contractual obligation to pay principal and interest and the equity component represented the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of a similar liability that does not have an associated convertible feature and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. The Company uses the effective interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt. Following the adoption of ASU 2020-06, there is no bifurcation of the liability and equity components of the 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”) and the 1.00% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2025 Notes, the “Notes”), and the entire principal of the Notes are accounted for as debt.
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
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its convertible senior notes, the Company entered into capped call transactions (see Note 7 - Convertible Senior Notes, Net). The capped call transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the convertible senior notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted convertible senior notes, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls (as defined below) are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continue to be met as of December 31, 2024.
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
As of December 31, 2024 and December 31, 2023, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2024, 2023, and 2022.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures requires disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard during the year ended December 31, 2024 and applied it retrospectively to the periods presented. The adoption of this standard did not have a material impact on the Company's financial statements.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires companies to disclose in the notes to the financial statements the disaggregation of certain expense categories included within the income statement expense captions. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 on a prospective basis with optional retrospective application. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options. This new guidance is designed to clarify requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This standard is effective for fiscal years beginning after December 15, 2025 and for interim periods within fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.

Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$24,870	$—	$—	$24,870
Money market funds	147,342	—	—	147,342
Total cash and cash equivalents	$172,212	$—	$—	$172,212

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$50,947	$—	$—	$50,947
Money market funds	124,762	—	—	124,762
Total cash and cash equivalents	$175,709	$—	$—	$175,709
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the Company's financial instruments on the balance sheet that were measured at fair value on a recurring basis for the period indicated by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$147,342	$—	$—	$147,342
Total	$147,342	$—	$—	$147,342
Financial liabilities:
Warrants	$—	$—	$78,584	$78,584
Total	$—	$—	$78,584	$78,584
As of December 31, 2023, the Company held $124.8 million in money market funds. Such amounts are considered Level 1 and the Company held no other assets or liabilities that are measured at fair value on a recurring basis.
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the balance sheets (in thousands):

	December 31, 2024		December 31, 2023
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Convertible senior notes	$26,653	$26,493	$170,564	$128,219
2028 Convertible senior notes	$276,807	$216,291	$281,857	$99,978
2029 Non-convertible notes	$134,470	$140,889	$—	$—
The principal amounts of the 2025 Notes, the 2028 Notes and the 2029 Notes are $26.7 million, $281.0 million, and $137.9 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts are the unamortized debt issuance costs and debt premiums.
As of December 31, 2024, the fair value of the 2025 Notes, the 2028 Notes and the 2029 Notes, which differs from their carrying value, is determined based on the quoted bid prices of such notes in an over-the counter market using the latest trading information of the reporting period.
Fair Value Measurement of Warrants
In connection with the 2024 Note Exchange (defined in Note 6 – Non-convertible Notes, Net), the Company issued warrants (the "Warrants") to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the Warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants. The Warrants are exercisable from the date of issuance until they expire on March 1, 2029. The Warrants are accounted for as liabilities under ASC 480 since the warrants may be required to be settled in cash in case of a fundamental change, which could occur outside of the Company’s control. Changes in fair value are recognized within change in fair value of warrant liability on the Company’s statements of operations. Issuance costs allocated to the Warrants are included in selling, general and administrative on the Company’s statements of operations.
The aggregate fair value of the Warrants upon issuance and as of December 31, 2024 was $10.4 million and $78.6 million, respectively, determined using a Black-Scholes Model with the following inputs:

	On issuance	December 31, 2024
Stock price	$1.77	$10.93
Exercise price	$1.71	$1.71
Expected life in years	5.00	4.17
Expected volatility	94.84%	96.75%
Expected dividends	—%	—%
Discount rate	4.26%	4.38%

The following table presents the activity related to the Warrants during the year ended December 31, 2024.

December 31, 2024
Opening balance	$—
Issuance of warrants	10,417
Change in fair value	68,167
Balance as of December 31, 2024	$78,584
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Proprietary software	$47,416	$44,964
Furniture and equipment	51,959	47,389
Automobiles	2,036	2,069
Leasehold improvements	88,840	84,138
Property and equipment, gross	190,251	178,560
Less: accumulated depreciation and amortization	(95,808)	(74,473)
Property and equipment, net	$94,443	$104,087
Depreciation and amortization expense on property and equipment was $32.7 million, $31.0 million, and $26.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2023, the Company recorded $8.6 million of impairment of leasehold improvements and disposal of fixed assets related to the closures of several of its office and retail locations as part of the savings plan the Company implemented. The impairment charges are included in restructuring in the statements of operations. The Company did not record impairment of leasehold improvements or disposal of fixed assets related to the savings plan during the year ended December 31, 2024.

Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Returns reserve	$22,409	$22,204
Accrued compensation	24,749	20,086
Accrued sales tax and other taxes	9,727	8,118
Site credit and gift card liability	15,542	14,058
Accrued marketing and outside services	6,403	5,012
Accrued shipping	3,270	4,244
Accrued interest	4,996	1,166
Deferred revenue	2,441	2,214
Other	8,929	5,583
Other accrued and current liabilities	$98,466	$82,685

Note 6. Non-convertible Notes, Net
2024 Note Exchange
On February 29, 2024 (the “Closing Date”), the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the year ended December 31, 2024, $2.9 million was added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants). As a result of the 2024 Note Exchange, the Company’s principal debt balance decreased $17.2 million.
As the terms of the 2029 Notes were deemed to have substantially different terms from the Exchanged Notes, the 2024 Note Exchange was accounted for as an extinguishment of the Exchanged Notes. In connection with debt extinguishment accounting, the Company recorded a gain of $4.2 million as the difference between the carrying amount of the Exchanged Notes and the fair value of the 2029 Notes. Included in the recorded gain are unamortized debt discounts and issuance costs related to the Exchanged Notes and the fair value of the Warrants as they represent fees paid to the Exchange Holders as part of the 2024 Note Exchange.
The Company allocated issuance costs to the Warrants and the 2029 Notes based on relative fair value. The Company allocated $0.4 million of issuance costs to the Warrants with the balance being allocated to the 2029 Notes. Issuance costs related to the 2029 Notes are being amortized to interest expense through the expected maturity of the 2029 Notes at an effective interest rate of 13.35%.
The indenture governing the 2029 Notes contains certain covenants, which include (i) a covenant by the Company not to permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any)) to be less than $25 million as of the last day of any month, (ii) limitations on the Company’s and certain of its future subsidiaries’ (if any) ability to, among other things, (a) grant or incur liens securing indebtedness, (b) incur assume or guarantee additional indebtedness, (c) enter into transactions with affiliates, (d) sell or otherwise dispose of assets, including capital stock of subsidiaries, (e) make certain restricted payments or other investments, or (f) pay dividends or make other distributions (including loans and other advances and (iii) limitations, in the case of the Company and any future guarantor (if any), to consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person. As of December 31, 2024 the Company was in compliance with all covenants.
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
A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2025 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(3,430)
Less amounts related to PIK interest	(28,730)
Net carrying amount	$134,470
Note 7. Convertible Senior Notes, Net
In June 2020, the Company issued an aggregate principal of $172.5 million of its 2025 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted. In February 2024, certain of the 2025 Notes were extinguished in connection with the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net).
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
In March 2021, the Company issued an aggregate principal of $287.5 million of its 2028 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted. In February 2024, certain of the 2028 Notes were extinguished in connection with the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net).
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
The 2025 Notes accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The initial conversion rate applicable to the 2025 Notes is 56.2635 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $17.77 per share of the Company’s common stock). The 2028 Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The initial conversion rate applicable to the 2028 Notes is 31.4465 shares of common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $31.80 per share of the Company’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2025 Notes and 2028 Notes in connection with such corporate event.
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
•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of 2025 Notes and 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;
•Upon the occurrence of specified corporate transactions; or
•If the Company calls any 2025 Notes and 2028 Notes for redemption.
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2025 Notes and 2028 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the 2025 Notes and 2028 Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. It is the Company’s current intent to settle conversions of the 2025 Notes and the 2028 Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of its common stock. The conditions allowing holders of either the 2025 Notes or the 2028 Notes to convert were not met as of December 31, 2024.
The 2025 Notes and 2028 Notes are unsecured and unsubordinated obligations of the Company and will rank senior in right of payment to any of future indebtedness of the Company that is expressly subordinated in right of payment to the 2025 Notes and 2028 Notes; rank equal in right of payment to any existing and future unsecured indebtedness of the Company that is not so subordinated; be effectively subordinated in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all existing and future indebtedness and other liabilities and obligations incurred by future subsidiaries of the Company.
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
The carrying amount of the 2025 Notes is $26.7 million as of December 31, 2024, with principal of $26.7 million, net of unamortized issuance costs of $0.1 million. The 2025 Notes were classified as short-term liabilities as of December 31, 2024. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. The carrying amount of the 2028 Notes is $276.8 million as of December 31, 2024, with principal of $281.0 million, net of unamortized issuance costs of $4.2 million. The 2028 Notes were classified as long term liabilities as of December 31, 2024. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$1,531	$5,175	$5,175
Amortization of debt issuance costs	383	1,268	1,080
Total interest and amortization expense	$1,914	$6,443	$6,255
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$2,821	$2,875	$2,875
Amortization of debt issuance costs	1,308	1,305	1,288
Total interest and amortization expense	$4,129	$4,180	$4,163

A schedule of the Company's future maturities for the 2025 and 2028 Notes, is as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes
2025	$26,749	$—
2026	—	—
2027	—	—
2028	—	281,019
Total principal payments	26,749	281,019
Less unamortized debt issuance costs	(96)	(4,212)
Net carrying amount	$26,653	$276,807

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
In connection with the 2024 Note Exchange, the Company received $0.4 million in cash in connection with settling certain Capped Calls. After giving effect to such settlements, the 2025 Capped Calls and 2028 Capped Calls outstanding cover approximately 1,504,992 and 8,837,095 shares of the Company's common stock, respectively. As the Capped Calls were equity classified, the proceeds from settlement of these Capped Calls were recorded to additional paid in capital.

Note 8. Common Stock
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31, 2024	December 31, 2023
Options issued and outstanding	917,370	1,119,676
Outstanding restricted stock units	14,305,562	12,695,176
Shares available for grant under the 2019 equity incentive plan	5,490,650	7,654,656
Shares available for issuance under 2019 ESPP	4,135,266	3,654,915
Warrants to purchase common stock	7,894,737	—
Total	32,743,585	25,124,423

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
The Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,465,083 shares on May 5, 2021, by 4,648,003 shares on February 23, 2022, by 4,954,409 shares on February 13, 2023, and by 5,233,525 shares on February 20, 2024.
Activity under the Company’s stock option plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2023	1,119,676	7.79	4.2	$15
Options granted	—	—
Options exercised	(136,658)	3.05
Options cancelled	(65,648)	8.53
Balances at December 31, 2024	917,370	8.44	3.5	3,445
Options vested and exercisable— December 31, 2024	917,370	8.44	3.5	3,445
There were no stock options granted in 2024 and in 2023. The aggregate intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.3 million, zero and $5.3 million, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. During the year ended December 31, 2024, the Company has not recognized stock-based compensation expense as attainment of financial performance targets is not considered probable.

In March 2023, the Company granted PSUs under the 2019 Plan subject to the achievement of both market and service conditions to certain employees of the Company. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of approved market conditions and continuous service with the Company. The PSUs are eligible to vest in three tranches over a five-year performance period. The PSUs are measured using the Monte Carlo simulation to obtain the fair value at the date of grant based on the probability that the market conditions will be met. The compensation expense associated with the PSUs is based on the fair value and is recognized over the requisite service period. The compensation expense will be recognized regardless of whether the market condition is ever satisfied, provided the requisite service period is satisfied.
In March and October 2024, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 200% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years from the grant date. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to the certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which includes (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. The unvested PSUs and RSUs held by the Company's former Chief Executive Officer John Koryl were forfeited upon his separation from the Company on October 28, 2024. The activity in the inducement pool is included in the summary of RSU activity table below.
RSUs
A summary of RSU activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Restricted Stock Units Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2023	12,695,176	$4.07	$25,517
Granted	13,109,475	3.33
Vested	(6,312,012)	4.56
Forfeited	(5,187,077)	3.23
Unvested December 31, 2024	14,305,562	$3.48	$156,360
Included in the table above for the year ended December 31, 2024 are 2,535,000 PSUs granted, 98,000 PSUs vested, and 1,979,678 PSUs forfeited. The weighted average grant date fair value per share of the PSUs granted, vested and forfeited in the year ended December 31, 2024 was $3.31, $1.63 and $2.53, respectively.
The total fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2024 was $21.7 million.
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
The Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares on May 5, 2021, by 929,601 shares on February 23, 2022, by 990,882 shares on February 13, 2023, and by 1,046,705 shares on February 20, 2024.
During the years ended December 31, 2024, 2023 and 2022, employees purchased 566,354, 865,676, and 610,877 shares, respectively, at an average price of $2.49, $1.02 and $2.29, respectively.
As of December 31, 2024, the Company had an immaterial amount of unrecognized stock-based compensation cost related to purchase rights under the employee stock purchase plan.
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
The following assumptions were used to estimate the fair value of stock options granted in 2019, as there were no stock options granted in 2024, 2023 and 2022:

Year Ended December 31, 2019
Expected term (in years)	5.0 – 6.1
Expected volatility	44.2% – 47.8%
Average risk-free rate	1.9% – 2.6%
Dividend yield	—
As of December 31, 2024, the Company had approximately $43.3 million of unrecognized stock-based compensation expense related to RSUs and PSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.2 years. As of December 31, 2024, the Company had no unrecognized stock-based compensation expense related to options.

Total stock-based compensation expense by function was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Marketing	$932	$1,550	$2,209
Operations and technology	9,930	12,534	19,822
Selling, general and administrative	18,220	20,189	24,107
Total	$29,082	$34,273	$46,138
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
During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $0.5 million, $0.8 million, and $1.6 million of stock-based compensation expense to proprietary software, respectively.
Note 10. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $20.9 million, $22.8 million and $29.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company incurred $5.5 million, $5.2 million and $5.6 million of variable lease costs for the years ended December 31, 2024, 2023 and 2022, respectively, which is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the year ended December 31, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $31.1 million related to the impairment of certain office and store right-of-use assets during the year ended December 31, 2023. No impairment charges were recorded during the year ended December 31, 2024. The impairment charges are included in restructuring in the statements of operations.
During the year ended December 31, 2023, the Company entered into agreements to amend certain of its operating leases. The Company treated the lease termination amendments as lease modifications for accounting purposes as of the applicable effective dates of such terminations which resulted in a decrease of $7.7 million to the related lease liabilities, and a decrease of $1.4 million to the related right-of-use assets for the year ended December 31, 2023. The Company recorded a net gain on the lease terminations of $0.7 million during the year ended December 31, 2023. The net gain on lease terminations is included in restructuring in the statements of operations.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
2025	$28,761
2026	28,649
2027	24,699
2028	21,991
2029	11,615
Thereafter	8,822
Total future minimum payments	$124,537
Less: Imputed interest	(15,912)
Present value of operating lease liabilities	$108,625

Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating cash flows used for operating leases	$27,939	$34,118	$27,097
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$4,558	$6,272	$2,245
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted average remaining lease term	4.6 years	5.5 years
Weighted average discount rate	6.2%	6.1%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of December 31, 2024 and 2023.
Note 11. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations and workforce reduction.
For the year ended December 31, 2023, the Company recognized $43.5 million in restructuring which consisted of right-of-use asset impairment charge of $31.1 million, leasehold improvements impairment charge of $8.6 million, employee severance of $3.0 million, and other related charges of $1.5 million, partially offset by a $0.7 million gain on lease terminations. The Company recorded an immaterial amount of restructuring for the year ended December 31, 2024. The restructuring related charges were recorded on a separate line item in the Company's statements of operations.
Note 12. Commitments and Contingencies
Fire at Secaucus, New Jersey Authentication Center
In May 2024, the Company experienced a fire at one of its authentication centers in Secaucus, New Jersey. The damage was primarily limited to fixed assets, leasehold improvements, supplies, and consigned and owned inventories. The Company maintains property, cargo, general liability and business interruption insurance coverage.
As of December 31, 2024, discussions with the insurance company are still ongoing. Based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.
The Company recorded losses related to the fire, net of insurance recoveries, of $0.7 million for the year ended December 31, 2024 within Operations and Technology on the statements of operations.
As of December 31, 2024, the Company recorded $2.5 million of insurance receivables within prepaid and other current assets on the balance sheet. The Company has received $3.9 million in payments from insurers towards its claims to cover immediate impacts of the fire. $3.4 million of the payments are included within net cash flows from operating activities and $0.5 million of the payments are included within net cash flows from investing activities in the statements of cash flows due to the nature of the advance insurance payments.

Noncancelable Purchase Commitments
Our contractual commitments primarily consist of software and other services in the ordinary course of business that are noncancellable with varying expiration dates through 2027. As of December 31, 2024, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2025	$8,072
2026	7,665
2027	1,825
2028	—
2029	—
Total future minimum payments	$17,562
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have continued to engage in settlement discussions facilitated by a mediator. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

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

One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on February 25, 2025. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 13. Income Taxes
The components of the Company’s income tax provision consisted of (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	276	283	172
Total current tax expense	276	283	172
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$276	$283	$172
The reconciliation of the Federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	$(28,144)	$(35,290)	$(41,209)
State taxes, net of federal effect	(7,627)	(9,554)	(11,257)
Stock-based compensation	3,192	8,956	419
Non-deductible items	1,988	504	524
Tax credits	(169)	(531)	(563)
Warrant liability fair value adjustment	18,333	—	—
Adoption of ASU 2020-06	—	—	(28,045)
Provision to return adjustments	(1,927)	9,259	—
Valuation allowance	14,651	26,501	80,254
Other	(21)	438	49
Provision for income taxes	$276	$283	$172

The Company’s deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$230,303	$232,259
Fixed assets and intangibles	10,461	6,364
Capitalized research and development (1)	18,679	13,835
Accruals and reserves	18,685	12,477
Stock options	1,536	840
Operating lease liabilities	29,424	33,683
Capped calls	15,011	15,065
Convertible debt	—	2,329
Tax credits	2,738	2,569
Other	4,621	—
Gross deferred tax assets	331,458	319,421
Less: valuation allowance	(306,948)	(292,297)
Total deferred tax assets	24,510	27,124
Deferred tax liabilities:
Operating lease right-of-use assets	(21,641)	(24,416)
Other	(2,869)	(2,708)
Gross deferred tax liabilities	(24,510)	(27,124)
Net deferred tax assets	$—	$—
(1) Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible when incurred and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our gross deferred tax assets, which are fully offset by the valuation allowance.
In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against the Company's U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2024 and December 31, 2023 was an increase of $14.7 million and an increase of $26.5 million, respectively.
As of December 31, 2024 and 2023, the Company has a net operating loss carryforward of $861.8 million and $871.3 million for federal tax purposes, respectively, and $818.6 million and $817.5 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2025 for state tax purposes. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $157.6 million of the federal net operating losses will begin to expire in 2033. However, $704.2 million of the federal net operating losses will not expire.
As of December 31, 2024 and 2023, the Company has a credit carryforward of $4.7 million and $4.3 million for federal tax purposes, respectively, and $1.0 million for state tax purposes. If not utilized, these credits will expire beginning in 2041 for federal tax purposes and do not expire for state tax purposes.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of

December 31, 2024 and 2023, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three and four years, respectively, after utilization.
Uncertain Income Tax Positions
The following table reflects the changes to the Company's unrecognized tax benefits (in thousands):

	December 31,
	2024	2023
Unrecognized tax benefits beginning balance	$2,678	$1,525
Increases related to current year tax positions	169	531
Increases related to prior year tax positions	—	622
Unrecognized tax benefits ending balance	$2,847	$2,678
As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $2.8 million and $2.7 million, respectively, none of which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefits relate to federal and state research and development credits. The Company's policy is to include interest and penalties as a component to the statements of operations, however there were no associated interest and penalties during the years ended December 31, 2024 and 2023. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.
Note 14. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net loss attributable to common stockholders	$(134,202)	$(168,472)	$(196,445)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	107,878,366	101,806,000	95,921,246
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(1.65)	$(2.05)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2024	2023	2022
Options to purchase common stock	917,370	1,119,676	1,754,776
Restricted stock units	14,305,562	12,695,176	11,369,021
Estimated shares issuable under the Employee Stock Purchase Plan	248,523	367,074	695,782
Assumed conversion of the 2025 Notes and 2028 Notes	10,342,056	18,746,323	18,746,323
Warrants to purchase common stock	7,894,737	—	—
Total	33,708,248	32,928,249	32,565,902
The 2025 Notes and 2028 Notes issued in June 2020 and in March 2021, respectively, are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The impact of the assumed conversion to diluted net loss per share is computed on an as-converted basis.

Note 15. Retirement Plan
The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $2,000 per participant per year. The Company’s contributions to the 401(k) plan were $1.4 million, $0.8 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Note 16. Segment Information
The Company has one reportable segment as its chief operating decision maker (the "CODM"), who is its Chief Executive Officer, reviews financial information on a consolidated basis. The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail stores. Revenue is comprised of consignment revenue, direct revenue, and shipping services revenue. The Company does not have intra-entity sales or transfers.
The chief operating decision maker assesses performance and allocates resources based on net loss, as reported on the statements of operations. Net loss is used to monitor budget versus actual results. The CODM does not evaluate operating segments using asset or liability information.

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue	$600,484	$549,304	$603,493
Less:
Cost of consignment revenue	53,801	58,120	56,963
Cost of direct revenue	55,809	74,343	141,661
Cost of shipping services revenue	43,353	40,563	56,178
Total cost of revenue	152,963	173,026	254,802
Gross Profit	447,521	376,278	348,691
Less:
People costs	283,002	274,229	297,676
Software and purchased services	108,866	104,454	103,695
Occupancy expense	37,295	37,718	44,911
Depreciation and amortization(1)	32,764	31,695	27,669
Stock-based compensation	29,082	34,273	46,138
Administration and other segment expenses (2)	12,811	16,740	16,869
Restructuring (3)	196	43,462	896
Total operating expenses	504,016	542,571	537,854
Change in fair value of warrant liability	(68,167)	—	—
Gain on extinguishment of debt	4,177	—	—
Interest income	7,943	8,805	3,191
Interest expense	(21,384)	(10,701)	(10,472)
Other income (expense), net	—	—	171
Provision for income taxes	276	283	172
Net loss attributable to common stockholders	$(134,202)	$(168,472)	$(196,445)
(1) Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of revenue.
(2) Administration and other segment expenses include insurance, supplies, and taxes.
(3) Restructuring expenses for the year ended December 31, 2024 and 2022 consist of employee severance charges. For the year ended December 31, 2023 it consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges.

Note 17. Subsequent Events
On February 10, 2025, the Company entered into an exchange agreement with certain holders of its 2028 Notes to exchange $183.3 million in aggregate principal amount of the 2028 Notes for $146.7 million in aggregate principal amount of new convertible senior notes due 2031 (“2031 Notes”), issued pursuant to an Indenture, dated February 10, 2025. The exchange was consummated, and the 2031 Notes were issued in a private placement, on February 10, 2025.
The 2031 Notes bear cash interest at a rate of 4.00% per annum payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2025 (with additional interest being paid solely on the first interest payment date of the 2031 Notes in consideration for the accrued and unpaid interest on the 2028 Notes exchanged for the 2031 Notes) and will mature on February 15, 2031. The 2031 Notes are convertible into shares of the Company’s common stock on the terms and subject to the conditions set forth in the Indenture. The Company is currently evaluating the impact of this transaction on its financial statements.