Form 10-Q
period 2025-03-31
TheRealReal, Inc.
filed 2025-05-08
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, the registrant had 113,095,329 shares of common stock, $0.00001 par value per share, outstanding.

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
ii

•    changes to trade policies or trade relationships and any impact therefrom;
•    changes or fluctuations in consumer discretionary spending;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$139,602	$172,212
Accounts receivable, net	27,750	13,961
Inventory, net	26,472	23,583
Prepaid expenses and other current assets	14,323	22,913
Total current assets	208,147	232,669
Property and equipment, net	97,608	94,443
Operating lease right-of-use assets	73,972	75,714
Restricted cash	14,859	14,911
Other assets	5,781	5,358
Total assets	$400,367	$423,095
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$19,764	$11,004
Accrued consignor payable	82,278	89,718
Operating lease liabilities, current portion	22,862	22,835
Convertible Senior Notes, net, current portion	26,704	26,653
Other accrued and current liabilities	88,384	98,466
Total current liabilities	239,992	248,676
Operating lease liabilities, net of current portion	82,527	85,790
Convertible Senior Notes, net	234,723	276,807
Non-convertible notes, net	137,495	134,470
Warrant liability	36,081	78,584
Other noncurrent liabilities	5,618	6,144
Total liabilities	736,436	830,471
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 113,094,079 and 111,242,479 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	855,357	846,450
Accumulated deficit	(1,191,427)	(1,253,827)
Total stockholders’ deficit	(336,069)	(407,376)
Total liabilities and stockholders’ deficit	$400,367	$423,095
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Consignment revenue	$123,814	$115,648
Direct revenue	20,454	12,709
Shipping services revenue	15,765	15,443
Total revenue	160,033	143,800
Cost of revenue:
Cost of consignment revenue	12,954	13,280
Cost of direct revenue	15,235	12,285
Cost of shipping services revenue	11,821	10,956
Total cost of revenue	40,010	36,521
Gross profit	120,023	107,279
Operating expenses:
Marketing	15,855	15,283
Operations and technology	66,978	62,972
Selling, general and administrative	49,961	46,770
Restructuring charges	—	196
Total operating expenses	132,794	125,221
Loss from operations	(12,771)	(17,942)
Change in fair value of warrant liability	42,503	(15,583)
Gain on extinguishment of debt	37,101	4,177
Interest income	1,374	2,069
Interest expense	(6,320)	(3,751)
Other income, net	608	—
Income (loss) before provision for income taxes	62,495	(31,030)
Provision for income taxes	95	71
Net income (loss) attributable to common stockholders	$62,400	$(31,101)
Net income (loss) per share attributable to common stockholders, basic	$0.56	$(0.30)
Net income (loss) per share attributable to common stockholders, diluted	$(0.14)	$(0.30)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	112,038,075	105,212,053
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	120,779,324	105,212,053
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
Settlement of Capped Calls	—	—	1,499	—	1,499
Issuance of common stock upon exercise of options	8,424	—	24	—	24
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,843,176	—	(54)	—	(54)
Stock-based compensation expense	—	—	7,438	—	7,438
Net income	—	—	—	62,400	62,400
Balance as of March 31, 2025	113,094,079	$1	$855,357	$(1,191,427)	$(336,069)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of Capped Calls	—	—	396	—	396
Issuance of common stock upon exercise of options	14,873	—	7	—	7
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,232,416	—	(316)	—	(316)
Stock-based compensation expense	—	—	7,260	—	7,260
Net loss	—	—	—	(31,101)	(31,101)
Balance as of March 31, 2024	105,917,789	$1	$823,672	$(1,150,726)	$(327,053)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$62,400	$(31,101)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	8,375	8,309
Stock-based compensation expense	7,359	7,120
Reduction of operating lease right-of-use assets	3,961	3,667
Bad debt expense	671	424
Non-cash interest expense	(560)	818
Issuance costs allocated to liability classified warrants	—	374
Accretion of debt discounts and issuance costs	494	581
Provision for inventory write-downs and shrinkage	525	1,149
Gain on debt extinguishment	(37,101)	(4,177)
Change in fair value of warrant liability	(42,503)	15,583
Gain related to warehouse fire, net	(380)	—
Other adjustments	(44)	(699)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,460)	(3,017)
Inventory, net	(3,414)	(23)
Prepaid expenses and other current assets	7,307	2,993
Other assets	(469)	258
Operating lease liability	(5,455)	(4,916)
Accounts payable	1,783	133
Accrued consignor payable	(7,440)	(1,322)
Other accrued and current liabilities	(9,254)	385
Other noncurrent liabilities	(65)	(6)
Net cash used in operating activities	(28,270)	(3,467)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	1,719	—
Capitalized proprietary software development costs	(2,864)	(3,180)
Purchases of property and equipment	(4,714)	(2,141)
Net cash used in investing activities	(5,859)	(5,321)
Cash flow from financing activities:
Proceeds from exercise of stock options	24	7
Taxes paid related to restricted stock vesting	(54)	(305)
Cash received from settlement of Capped Calls in conjunction with the Note Exchanges	1,499	396
Issuance costs paid related to the Note Exchanges	(2)	(1,027)
Net cash provided by (used in) financing activities	1,467	(929)
Net decrease in cash, cash equivalents and restricted cash	(32,662)	(9,717)
Cash, cash equivalents and restricted cash
Beginning of period	187,123	190,623
End of period	$154,461	$180,906

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$6,533	$2,352
Cash paid for income taxes	6	7
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	4,346	2,151
Capitalized proprietary software development costs additions not yet paid in cash	1,107	670
Stock-based compensation capitalized to proprietary software development costs	112	140
Liability classified warrants issued in connection with the 2024 Note Exchange	—	10,417
Net decrease in principal amount of debt due to the 2024 Note Exchange	—	(17,232)
Net decrease in principal amount of debt due to the 2025 Note Exchange	(36,656)	—
Issuance costs associated with the Note Exchanges included in accounts payable and other accrued and current liabilities	5,167	4,232

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
The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three months ended March 31, 2025 and 2024, comprehensive income (loss) is equal to net income (loss) as the Company has no other comprehensive income (loss) item in the periods presented.
These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 21, 2025.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, fair value of warrant liability, initial fair value of non-convertible notes issued in the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net), initial fair value of convertible notes issued in the 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net), incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2024 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
Net Income (Loss) per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available or attributable to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
The Company’s Convertible Senior Notes (as defined below) are participating securities as they give the holders the right to receive dividends if dividends or distributions declared to the common stockholders is equal to or greater than the last reported sale price of the Company’s common stock on the trading day immediately preceding the ex-dividend date for such dividend or distribution as if the instruments had been converted into shares of common stock. No undistributed earnings were allocated to the participating securities as the contingent event is not satisfied as of the reporting date.

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method, as applicable, based on the nature of such securities.
Segments
The Company has one operating segment and one reportable segment as its chief operating decision maker, the Chief Executive Officer (the "CODM"), reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. All long-lived assets are located in the United States and substantially all revenue is attributed to consignors and buyers based in the United States.
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
Consignment Revenue
The Company provides a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. The Company retains a percentage of the proceeds received as payment for its consignment service, which the Company refers to as its take rate. SSP is estimated using observable stand-alone consignment sales which are conducted without shipping services. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remains with the consignor until transferred to the buyer upon purchase of the consigned goods and expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where returned goods become Company-owned inventory or the Company buys goods directly from a vendor or consignor.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2025 and 2024.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of March 31, 2025 and December 31, 2024.
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
Stock-based Compensation
The Company incurs stock-based compensation expense from stock options, restricted stock units (“RSUs”), performance based restricted stock units (“PSUs”) subject to performance or market conditions, and employee stock purchase plan (“ESPP”) purchase rights. Stock-based compensation expense related to employees and nonemployees is measured based on the grant-date fair value of the awards. The Company estimates the fair value of stock options granted and the purchase rights issued under the ESPP using the Black-Scholes option pricing model. The fair value of RSUs is estimated based on the fair market value of the Company’s common stock on the date of grant, which is determined based on the closing price of the Company’s common stock. Compensation expense is recognized in the condensed statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the applicable award) using the straight-line method for awards with only a service condition.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of March 31, 2025 and December 31, 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$139,602	$172,212	$165,996
Restricted cash	14,859	14,911	14,910
Total cash, cash equivalents and restricted cash	$154,461	$187,123	$180,906
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $0.5 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $20.8 million and $22.4 million as of March 31, 2025 and December 31, 2024, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $3.9 million and $4.8 million as of March 31, 2025 and December 31, 2024, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of March 31, 2025 and December 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2025 and 2024.
Recently Adopted Accounting Pronouncements
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements and footnote disclosures, from those disclosed in the 2024 Annual Report on Form 10-K.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$40,064	$—	$—	$40,064
Money market funds	99,538	—	—	99,538
Total cash and cash equivalents	$139,602	$—	$—	$139,602

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$24,870	$—	$—	$24,870
Money market funds	147,342	—	—	147,342
Total cash and cash equivalents	$172,212	$—	$—	$172,212

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company's financial instruments on the condensed balance sheets that were measured at fair value on a recurring basis for the period indicated by level within the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$99,538	$—	$—	$99,538
Total	$99,538	$—	$—	$99,538
Financial liabilities:
Warrants	$—	$—	$36,081	$36,081
Total	$—	$—	$36,081	$36,081

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$147,342	$—	$—	$147,342
Total	$147,342	$—	$—	$147,342
Financial liabilities:
Warrants	$—	$—	$78,584	$78,584
Total	$—	$—	$78,584	$78,584
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in thousands):

	March 31, 2025		December 31, 2024
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Notes	$26,704	$26,493	$26,653	$26,493
2028 Notes	$96,329	$77,557	$276,807	$216,291
2029 Notes	$137,495	$147,094	$134,470	$140,889
2031 Notes	$138,394	$130,732	$—	$—
The principal amounts of the 3.00% convertible senior notes due 2025 (the “2025 Notes”), 1.00% convertible senior notes due 2028 (the “2028 Notes”), 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) and 4.00% convertible senior notes due 2031 (the “2031 Notes” and, together with the 2025 Notes, the 2028 Notes, and the 2029 Notes, the "Notes") are $26.7 million, $97.7 million, $140.8 million and $146.7 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts are the unamortized debt issuance costs and debt premiums.
For the periods presented, the fair value of the 2025 Notes, the 2028 Notes, the 2029 Notes and the 2031 Notes, which differs from their carrying value, is determined based on the quoted bid prices of such notes in an over-the-counter market using the latest trading information of the reporting period.
Fair Value Measurement of Warrants
In connection with the 2024 Note Exchange (defined in Note 6 – Non-convertible Notes, Net), the Company issued warrants (the "Warrants") to the participants in the 2024 Note Exchange to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the Warrants) of the Company’s common stock at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants. The Warrants are exercisable from the date of issuance until they expire on March 1, 2029. The Warrants are accounted for as liabilities under ASC 480 since the Warrants may be required to be settled in cash in case of a fundamental change, which could occur outside of the Company’s control. Changes in fair value are recognized within change in fair value of warrant liability on the Company’s condensed statements of operations. Issuance costs allocated to the Warrants are included in selling, general and administrative on the Company’s condensed statements of operations during the period ended March 31, 2024.
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	March 31, 2025	December 31, 2024
Stock price	$5.39	$10.93
Exercise price	$1.71	$1.71
Expected life in years	3.92	4.17
Expected volatility	99.14%	96.75%
Expected dividends	—%	—%
Discount rate	3.96%	4.38%

The following table presents the activity related to the Warrants during the three months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Beginning balance	$78,584	$—
Issuance of Warrants	—	10,417
Change in fair value	(42,503)	15,583
Ending balance	$36,081	$26,000

Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Proprietary software	$46,723	$47,416
Furniture and equipment	56,431	51,959
Automobiles	2,185	2,036
Leasehold improvements	91,481	88,840
Property and equipment, gross	196,820	190,251
Less: accumulated depreciation and amortization	(99,212)	(95,808)
Property and equipment, net	$97,608	$94,443
Depreciation and amortization expense on property and equipment was $8.3 million and $8.2 million for the three months ended March 31, 2025 and 2024, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Returns reserve	$20,828	$22,409
Accrued compensation	20,197	24,749
Accrued sales tax and other taxes	9,170	9,727
Site credit and gift card liability	16,014	15,542
Accrued marketing and outside services	6,618	6,403
Accrued shipping	2,590	3,270
Accrued interest	2,960	4,996
Deferred revenue	2,772	2,441
Other	7,235	8,929
Other accrued and current liabilities	$88,384	$98,466

Note 6. Non-convertible Notes, Net
2024 Note Exchange
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the three months ended March 31, 2025, $2.9 million was added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants). As a result of the 2024 Note Exchange, the Company's principal debt balance decreased $17.2 million as of the closing date of the 2024 Note Exchange.
As the terms of the 2029 Notes were deemed to have substantially different terms from the 2024 Exchanged Notes, the 2024 Note Exchange was accounted for as an extinguishment of the 2024 Exchanged Notes. In connection with debt extinguishment accounting, the Company recorded a gain of $4.2 million as the difference between the carrying amount of the 2024 Exchanged Notes and the fair value of the 2029 Notes. Included in the recorded gain are unamortized debt discounts and issuance costs related to the 2024 Exchanged Notes and the fair value of the Warrants as they represent fees paid to certain holders of its 2025 Notes and 2028 Notes in connection with the 2024 Note Exchange.
The Company allocated issuance costs to the Warrants and the 2029 Notes based on relative fair value. The Company allocated $0.4 million of issuance costs to the Warrants with the balance being allocated to the 2029 Notes. Issuance costs related to the 2029 Notes are being amortized to interest expense through the expected maturity of the 2029 Notes at an effective interest rate of 13.35%.
The indenture governing the 2029 Notes (the "2029 Notes Indenture") contains certain covenants, which include (i) a covenant by the Company not to permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any)) to be less than $25 million as of the last day of any month, (ii) limitations on the Company’s and certain of its future subsidiaries’ (if any) ability to, among other things, (a) grant or incur liens securing indebtedness, (b) incur assume or guarantee additional indebtedness, (c) enter into transactions with affiliates, (d) sell or otherwise dispose of assets, including capital stock of subsidiaries, (e) make certain restricted payments or other investments, or (f) pay dividends or make other distributions (including loans and other advances and (iii) limitations, in the case of the Company and any future guarantor (if any), to consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person. As of March 31, 2025, the Company was in compliance with all such covenants.
The 2029 Notes Indenture sets forth certain events of default after which the 2029 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries.
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
A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2025 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(3,336)
Less amounts related to PIK interest	(25,800)
Net carrying amount	$137,495
Note 7. Convertible Senior Notes, Net
2025 Note Exchange
On February 10, 2025, the Company entered into an exchange agreement with certain holders of its 2028 Notes to exchange $183.3 million in aggregate principal amount of the 2028 Notes (the “February 2025 Exchanged Notes”) for $146.7 million in aggregate principal amount of the Company's 2031 Notes, pursuant to an indenture (such exchange, the “2025 Note Exchange” and, together with the 2024 Note Exchange, the "Note Exchanges" and such indenture, the "2031 Notes Indenture"). The 2031 Notes bear cash interest at a rate of 4.00% per annum payable semi-annually in arrears and will mature on February 15, 2031; provided that, solely with respect to the interest payment due on August 15, 2025, the 2031 Notes will bear additional cash interest at the rate of 1.25% per year from September 1, 2024 to but excluding February 10, 2025, which interest will be paid in consideration for the accrued and unpaid interest on the February 2025 Exchanged Notes. As a result of the 2025 Note Exchange, the Company's principal debt balance decreased $36.7 million.
As the terms of the 2031 Notes were deemed to have substantially different terms from the February 2025 Exchanged Notes, the 2025 Note Exchange was accounted for as an extinguishment of the February 2025 Exchanged Notes. In connection with debt extinguishment accounting, the Company recorded a gain of $37.1 million as the difference between the carrying amount of the February 2025 Exchanged Notes and the fair value of the 2031 Notes. Included in the recorded gain are unamortized debt discounts and issuance costs related to the February 2025 Exchanged Notes.
The Company recorded $5.2 million of issuance costs related to the 2031 Notes, which are being amortized to interest expense through the expected maturity of the 2031 Notes at an effective interest rate of 4.79%.
The 2031 Notes Indenture does not contain any financial covenants; it does contain customary covenants and events of default.
As of March 31, 2025, the carrying amount of the 2031 Notes is $138.4 million, net of unamortized issuance costs and debt discount of $8.3 million. The 2031 Notes were classified as long-term liabilities as of March 31, 2025.
2025 Notes, 2028 Notes, and 2031 Notes
In June 2020, the Company issued an aggregate principal amount of $172.5 million of its 2025 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2025 Notes will mature on June 15, 2025, unless earlier redeemed or repurchased by the Company or converted. In February 2024, certain of the 2025 Notes were extinguished in connection with the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net).
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
In March 2021, the Company issued an aggregate principal amount of $287.5 million of its 2028 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted. In February 2024, certain of the 2028 Notes were extinguished in connection with the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net).
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
In February 2025, the Company issued an aggregate principal amount of $146.7 million of its 2031 Notes in the 2025 Note Exchange, pursuant to the 2031 Notes Indenture, in a private placement. The 2031 Notes will mature on February 15, 2031, unless earlier redeemed or repurchased by the Company or converted. The Company did not receive any cash proceeds in the 2025 Note Exchange.
The 2025 Notes accrue interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020. The initial conversion rate applicable to the 2025 Notes is 56.2635 shares of common stock per $1,000 principal amount of 2025 Notes (which is equivalent to an initial conversion price of approximately $17.77 per share of the Company’s common stock). The 2028 Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The initial conversion rate applicable to the 2028 Notes is 31.4465 shares of common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $31.80 per share of the Company’s common stock). The 2031 Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2025; provided that, solely with respect to the interest payment due on August 15, 2025, the 2031 Notes will bear additional cash interest at the rate of 1.25% per year from September 1, 2024 to but excluding February 10, 2025, which interest will be paid in consideration for the accrued and unpaid interest on the February 2025 Exchanged Notes.. The initial conversion rate applicable to the 2031 Notes is 95.5795 shares of common stock per $1,000 principal amount of 2031 Notes (which is equivalent to an initial conversion price of approximately $10.46 per share of the Company’s common stock). The conversion rate for the Convertible Senior Notes is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert any of its Convertible Senior Notes in connection with such corporate event.
The 2025 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2023, and the 2028 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 5, 2025, in each case if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice. The 2031 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 15, 2028, to, but excluding, February 15, 2030, if the last reported sale price per share of the Company’s common stock has been at least 120% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately before the date the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company provides notice of redemption. In addition, the 2031 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after February 15, 2030 (such redemption, a “2031 Notes Par Redemption”). Calling any Convertible Senior Note for redemption, other than a 2031 Notes Par Redemption, will constitute a make-whole fundamental change (as defined in the applicable indenture governing each of the Convertible Senior Notes) with respect to that Convertible Senior Note, in which case the conversion rate applicable to the conversion of that Convertible Senior Note will be increased in certain circumstances if it is converted after it is called for redemption.
Prior to March 15, 2025, in the case of the 2025 Notes, December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes the applicable Convertible Senior Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter) (in the case of the 2031 Notes, commencing after the calendar quarter ending on June 30, 2025), if the last reported sale price per share of the Company’s common stock exceeds 130%, in the case of the 2025 Notes and 2028 Notes, or 125% in the case of the 2031 Notes, of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of Convertible Senior Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;

•Upon the occurrence of specified corporate transactions; or
•If the Company calls any Convertible Senior Note for redemption.
On and after March 15, 2025, in the case of the 2025 Notes, and December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The conditions allowing holders of any of the 2028 Notes and 2031 Notes to convert were not met as of March 31, 2025.
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
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, the entire amount of the applicable series of the Convertible Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of the applicable series of the Convertible Senior Notes, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes, 2028 Notes or 2031 Notes, as applicable, then outstanding to become due and payable immediately.
The carrying amount of the 2025 Notes is $26.7 million as of March 31, 2025, with a principal of $26.7 million, net of an immaterial amount of unamortized issuance costs. The 2025 Notes were classified as short term liabilities as of March 31, 2025. The issuance costs related to the 2025 Notes are being amortized to interest expense over the expected life of the 2025 Notes or approximately its five-year term at an effective interest rate of 3.74%. The carrying amount of the 2028 Notes is $96.3 million as of March 31, 2025, with a principal of $97.7 million, net of unamortized issuance costs of $1.4 million. The 2028 Notes were classified as long term liabilities as of March 31, 2025. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%. The carrying amount of the 2031 Notes is $138.4 million as of March 31, 2025, with a principal of $146.7 million, net of the $5.1 million unamortized issuance costs and debt discount of $3.2 million. The 2031 Notes were classified as long-term liabilities as of March 31, 2025. The issuance costs related to the 2031 Notes are being amortized to interest expense through the expected life of the 2031 Notes or approximately its six-year term at an effective interest rate of 4.79%.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$201	$929
Amortization of debt issuance costs	52	229
Total interest and amortization expense	$253	$1,158
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$286	$713
Amortization of debt issuance costs	184	327
Total interest and amortization expense	$470	$1,040
The following table sets forth the amounts recorded in interest expense related to the 2031 Notes as of the dates indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$799	$—
Amortization of debt issuance costs	164	—
Total interest and amortization expense	$963	$—
A schedule of the Company's future maturities for the Convertible Senior Notes, is as follows (in thousands):

	Amount
Fiscal Year	2025 Notes	2028 Notes	2031 Notes
2025	$26,749	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	97,679	—
2029	—	—	—
2030	—	—	—
2031	—	—	146,685
Total principal payments	26,749	97,679	146,685
Less unamortized debt issuance costs	(45)	(1,350)	(8,291)
Net carrying amount	$26,704	$96,329	$138,394

Capped Call Transactions with Respect to the 2025 Notes and 2028 Notes
In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional 2025 Notes and 2028 Notes, the Company entered into capped call transactions with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties in connection with the 2025 Notes capped call transactions (the "2025 Capped Calls") and $33.7 million to the Counterparties in connection with the 2028 Notes capped call transactions and (the "2028 Capped Calls" and, together with the 2025 Capped Calls, the "Capped Calls"). The 2025 Capped Calls and 2028 Capped Calls initially covered approximately 9,705,454 shares and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes and the 2028 Notes, respectively. The 2025 Capped Calls and the 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 Notes and the 2028 Notes, as applicable, and are exercisable upon conversion of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components commencing on April 16, 2025 with the last component scheduled to expire on June 12, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.
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
The Company received $0.4 million and $1.5 million in cash, in connection with settling certain Capped Calls in connection with the 2024 Note Exchange and 2025 Note Exchange, respectively. After giving effect to such settlements, the 2025 Capped Calls and 2028 Capped Calls outstanding cover approximately 1,504,992 and 3,071,662 shares of the Company's common stock, respectively. As the Capped Calls were equity classified, the proceeds from settlement of these Capped Calls were recorded to additional paid in capital.
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
In February 2022, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 150% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition. The Company has not recognized stock-based compensation expense as attainment of the financial performance targets was not met.
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
In March 2024, October 2024 and February 2025, the Company granted PSUs with financial performance targets to certain employees of the Company. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 200% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years from the grant date. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition.
As of March 31, 2025, there was total unrecognized compensation expense of approximately $39.8 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 2.1 years. As of March 31, 2025, there was no unrecognized compensation expense related to options.
Inducement Grants

The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which includes (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of March 31, 2025, the unrecognized expense for the PSUs is $1.1 million and the unrecognized expense for RSUs is $5.2 million.
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
There were no shares purchased by employees under the ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, total unrecognized compensation costs related to the ESPP was immaterial.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketing	$303	$410
Operations and technology	2,224	2,304
Selling, general and administrative	4,832	4,406
Total	$7,359	$7,120
During the three months ended March 31, 2025 and 2024, the Company capitalized $0.1 million of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.3 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company also incurred $1.4 million and $1.5 million of variable lease costs for the three months ended March 31, 2025 and 2024, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$21,640
2026	29,241
2027	25,548
2028	22,865
2029	12,516
Thereafter	10,020
Total future minimum payments	$121,830
Less: Imputed interest	(16,441)
Present value of operating lease liabilities	$105,389
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows used for operating leases	$7,120	$6,768
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$2,219	$2,009
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2025
Weighted average remaining lease term	4.5
Weighted average discount rate	6.6%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of March 31, 2025 and December 31, 2024.
Note 10. Segment Information
The Company has one reportable segment as its CODM reviews financial information on a consolidated basis. The Company generates revenue from the sale of pre-owned luxury goods through its online marketplace and retail stores. Revenue is comprised of consignment revenue, direct revenue, and shipping services revenue. The Company does not have intra-entity sales or transfers.
The CODM assesses performance and allocates resources based on net income (loss), as reported on the condensed statements of operations. Net income (loss) is used to monitor budget versus actual results. The CODM does not evaluate operating segments using asset or liability information.
The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$160,033	$143,800
Less:
Cost of consignment revenue	12,954	13,280
Cost of direct revenue	15,235	12,285
Cost of shipping services revenue	11,821	10,956
Total cost of revenue	40,010	36,521
Gross Profit	120,023	107,279
Less:
People costs	76,012	69,387
Software and purchased services	28,480	28,069
Occupancy expense	9,461	9,480
Depreciation and amortization(1)	8,241	8,286
Stock-based compensation	7,359	7,120
Administration and other segment expenses (2)	3,241	2,683
Restructuring (3)	—	196
Total operating expenses	132,794	125,221
Interest income	1,374	2,069
Interest expense	(6,320)	(3,751)
Gain on extinguishment of debt	37,101	4,177
Change in fair value of warrant liability	42,503	(15,583)
Other income, net	608	—
Provision for income taxes	(95)	(71)
Net income (loss) attributable to common stockholders	$62,400	$(31,101)
(1) Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of revenue.
(2) Administration and other segment expenses include insurance, supplies, and taxes.
(3) Restructuring expenses for the quarter ended March 31, 2024 consists of employee severance charges.
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
As of March 31, 2025, discussions with the insurance company are still ongoing. Based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.
The Company recorded a gain related to the fire of $0.4 million for the period ended March 31, 2025 within Other Income, net on the condensed statements of operations.
As of March 31, 2025 and December 31, 2024, the Company recorded $0.9 million and $2.5 million of insurance receivables within prepaid and other current assets on the condensed balance sheet, respectively. During the three months ended March 31, 2025, the Company has received $3.1 million in payments from insurers towards its claims to cover the impacts of the fire. $1.4 million of the payments are included within net cash flows from operating activities and $1.7 million of the payments are included within net cash flows from investing activities in the statements of cash flows due to the nature of the insurance payments.

Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2028. As of March 31, 2025, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Company's 2024 Annual Report on Form 10-K.
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have continued to engage in settlement discussions facilitated by a mediator. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on July 15, 2025. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 12. Income Taxes
The Company's provision for income taxes was immaterial for the three months ended March 31, 2025 and 2024.
The Company maintained a full valuation allowance of $306.9 million against its gross deferred tax assets which were $331.5 million as of March 31, 2025. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of March 31, 2025, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $2.9 million, and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of March 31, 2025. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss) attributable to common stockholders, basic	$62,400	$(31,101)
Effect of gain related to liability classified common stock warrants	(42,503)	—
Effect of gain on debt extinguishment	(37,101)	—
Effect of interest expense related to the February 2025 Exchanged Notes	275	—
Net loss attributable to common stockholders, diluted	$(16,929)	$(31,101)
Denominator
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, basic	112,038,075	105,212,053
Effect of dilutive liability classified common stock warrants outstanding	6,114,771	—
Effect of dilutive February 2025 Exchanged Notes	2,626,478	—
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, diluted	120,779,324	105,212,053
Net income (loss) per share attributable to common stockholders:
Basic	$0.56	$(0.30)
Diluted	$(0.14)	$(0.30)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2025	2024
Options to purchase common stock	897,052	1,083,475
Restricted stock units	13,514,629	18,490,842
Estimated shares issuable under the Employee Stock Purchase Plan	160,524	139,842
Anti-dilutive Convertible Senior Notes	18,600,383	10,342,056
Warrants to purchase common stock	—	7,894,737
Total	33,172,588	37,950,952

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2025. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. For consignors, we offer concierge at-home consultation and pickup as well as virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from over 40 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2025 and 2024, our overall take rate on consigned goods was 38.6% and 38.4%, respectively. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 39.6 million members as of March 31, 2025. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In the three months ended March 31, 2025 and 2024, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of March 31, 2025, 15% of our buyers during the last twelve months also consigned items, and 49% of our consignors during the past twelve months also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except AOV and percentages)
GMV	$490,405	$451,941
NMV	$370,757	$334,815
Consignment revenue	$123,814	$115,648
Direct revenue	$20,454	$12,709
Shipping services revenue	$15,765	$15,443
Number of orders	869	840
Take rate	38.6%	38.4%
Active buyers	985	922
AOV	$564	$538
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
Take Rate
Take rate is a key driver of our revenue and provides comparability to other marketplaces. The numerator used to calculate our take rate is equal to net consignment sales and the denominator is equal to the numerator plus consignor commissions. Net consignment sales represent the value of sales from consigned goods net of platform-wide discounts less consignor commission, product returns and order cancellations. We exclude direct revenue from our calculation of take rate because direct revenue represents the sale of inventory owned by us, which costs are included in cost of direct revenue. Our take rate reflects the high level of service that we provide to our consignors across multiple touch points and the consistently high velocity of sales for their goods. We continue to assess our take rate structure and may implement further changes in the future to, among other things, optimize take rate, limit consignment of lower value items, and increase supply of higher value items.
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
Adjusted EBITDA means GAAP net income (loss) before interest income, interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, restructuring charges, gain on extinguishment of debt, change in fair value of warrant liability and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA Reconciliation:
Net income (loss)	$62,400	$(31,101)
Depreciation and amortization	8,375	8,309
Interest income	(1,374)	(2,069)
Interest expense	6,320	3,751
Provision for income taxes	95	71
EBITDA	75,816	(21,039)
Stock-based compensation	7,359	7,120
Payroll taxes expense on employee stock transactions	539	56
Restructuring charges (1)	—	196
Gain on extinguishment of debt (2)	(37,101)	(4,177)
Change in fair value of warrant liability (3)	(42,503)	15,583
Adjusted EBITDA	$4,110	$(2,261)
(1) The restructuring charges for the three months ended March 31, 2024 consist of employee severance related charges.
(2) The gain on extinguishment of debt for the three months ended March 31, 2025 reflects the difference between the carrying value of the February 2025 Exchanged Notes and the fair value of the 2031 Notes. The gain on extinguishment of debt for the three months ended March 31, 2024 reflects the difference between the carrying value of the 2024 Exchanged Notes and the fair value of the 2029 Notes.
(4) The change in fair value of warrant liability for the three months ended March 31, 2025 and March 31, 2024 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue:
Consignment revenue	$123,814	$115,648
Direct revenue	20,454	12,709
Shipping services revenue	15,765	15,443
Total revenue	160,033	143,800
Cost of revenue:
Cost of consignment revenue	12,954	13,280
Cost of direct revenue	15,235	12,285
Cost of shipping services revenue	11,821	10,956
Total cost of revenue	40,010	36,521
Gross profit	120,023	107,279
Operating expenses:
Marketing	15,855	15,283
Operations and technology	66,978	62,972
Selling, general and administrative	49,961	46,770
Restructuring charges	—	196
Total operating expenses	132,794	125,221
Loss from operations	(12,771)	(17,942)
Change in fair value of warrant liability	42,503	(15,583)
Gain on extinguishment of debt	37,101	4,177
Interest income	1,374	2,069
Interest expense	(6,320)	(3,751)
Other income, net	608	—
Income (loss) before provision for income taxes	62,495	(31,030)
Provision for income taxes	95	71
Net income (loss)	$62,400	$(31,101)

	Three Months Ended March 31,
	2025	2024
Revenue:
Consignment revenue	77.3%	80.4%
Direct revenue	12.8	8.8
Shipping services revenue	9.9	10.8
Total revenue	100.0	100.0
Cost of revenue:
Cost of consignment revenue	8.1	9.2
Cost of direct revenue	9.5	8.6
Cost of shipping services revenue	7.4	7.6
Total cost of revenue	25.0	25.4
Gross profit	75.0	74.6
Operating expenses:
Marketing	9.9	10.6
Operations and technology	41.9	43.8
Selling, general and administrative	31.2	32.4
Restructuring charges	—	0.1
Total operating expenses	83.0	87.0
Loss from operations	(8.0)	(12.4)
Change in fair value of warrant liability	26.6	(10.9)
Gain on extinguishment of debt	23.2	2.9
Interest income	0.9	1.4
Interest expense	(3.9)	(2.6)
Other income, net	0.4	—
Income (loss) before provision for income taxes	39.1	(21.6)
Provision for income taxes	0.1	—
Net income (loss)	39.0%	(21.6)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Consignment Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Consignment revenue	$123,814	$115,648	$8,166	7%
Consignment revenue increased by $8.2 million, or 7%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in revenue was driven primarily by an increase in consignment GMV during the three months ended March 31, 2025. GMV growth during the three months ended March 31, 2025 was driven by an 5% increase in AOV driven by a year-over-year increase in average selling prices and a 3% increase in the number of orders. Additionally, our take rate increased to 38.6% from 38.4% during the three months ended March 31, 2025 compared to the same period last year.
Direct Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Direct revenue	$20,454	$12,709	$7,745	61%
Direct revenue increased by $7.7 million, or 61%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by higher sell through of inventory acquired from out of policy returns and high value inventory acquired through the Get Paid Now program. Through this program, select items are evaluated, authenticated and priced and the business or consignor receives payment based on this process in advance of the sale of the item.We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$15,765	$15,443	$322	2%
Shipping services revenue increased by $0.3 million, or 2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a 3% increase in the number of orders in the three months ended March 31, 2025.
Cost of Consignment Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$12,954	$13,280	$(326)	(2)%
Cost of consignment revenue decreased by $0.3 million, or 2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by increased operational efficiencies, partially offset by higher consignment volume.
Consignment revenue gross margin increased by 102 basis points in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in consignment revenue and increased operational efficiencies during the three months ended March 31, 2025.
Cost of Direct Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$15,235	$12,285	$2,950	24%
Cost of direct revenue increased by $3.0 million, or 24%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin increased by 2,218 basis points for the three months ended March 31, 2025, primarily due to an increase in direct revenue and improved product margins during the three months ended March 31, 2025.
Cost of Shipping Services Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$11,821	$10,956	$865	8%
Cost of shipping services revenue increased by $0.9 million, or 8% in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a 3% increase in the number of orders and higher carrier costs.
The shipping services revenue gross margin decreased by 404 basis points for the three months ended March 31, 2025, primarily due to the increase in the standard shipping fee per order.
Total Gross Margin
Our total gross margin increased by 40 basis points in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin may vary from period to period.
Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Marketing	$15,855	$15,283	$572	4%
Marketing expense increased by $0.6 million, or 4%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase in advertising costs.
As a percent of revenue, marketing expense decreased to 9.9% from 10.6% in the three months ended March 31, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Operations and technology	$66,978	$62,972	$4,006	6%
Operations and technology expense increased by $4.0 million, or 6%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to higher variable employee costs and software and service expenses.
As a percent of revenue, operations and technology expense decreased to 41.9% from 43.8% in the three months ended March 31, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$49,961	$46,770	$3,191	7%
Selling, general and administrative expense increased by $3.2 million, or 7%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to higher employee costs, partially offset by lower software and services expenses.

As a percent of revenue, selling, general and administrative expense decreased to 31.2% from 32.5% in the three months ended March 31, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring Charges

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Restructuring charges	$—	$196	$(196)	(100)%
We did not incur any restructuring charges during the three months ended March 31, 2025, compared to the $0.2 million during the three months ended March 31, 2024.
Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$42,503	$(15,583)	$58,086	(373)%
The fair value of warrant liability decreased by $58.1 million, or over 100% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The Company issued Warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the Warrants) of the Company's common stock as part of the 2024 Note Exchange in February 2024. The change was due to the unrealized gain on the change in fair value of the warrant liability from December 31, 2024 to March 31, 2025 (See Note 6 — Non-convertible Notes, Net).
Gain on Extinguishment of Debt

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$37,101	$4,177	$32,924	788%
Gain on extinguishment of debt increased by $32.9 million, or over 100% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to the gain recorded from the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the three months ended March 31, 2025 (See Note 7 — Convertible Senior Notes, Net).
Interest Income

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest income	$1,374	$2,069	$(695)	(34)%
Interest income decreased by $0.7 million, or 34% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to lower average cash balances.
Interest Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest expense	$(6,320)	$(3,751)	$(2,569)	68%

Interest expense increased by $2.6 million, or 68% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was due to the full-quarter impact of the 2029 Notes in the current quarter compared to a partial quarter of interest expense in the prior period, as well as the issuance of the 2031 Notes in February 2025.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $139.6 million and an accumulated deficit of $1,191.4 million. We had restricted cash of $14.9 million as of March 31, 2025, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of our 2025 Notes and $6.5 million of the 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes in the 2024 Note Exchange. As a result of the 2024 Note Exchange, we significantly extended the average maturity date of our outstanding indebtedness (see Note 6 — Non-convertible Notes, Net).
In February 2025, we exchanged $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our new 2031 Notes in the 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net).
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of March 31, 2025 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(28,270)	$(3,467)
Investing activities	(5,859)	(5,321)
Financing activities	1,467	(929)
Net decrease in cash and cash equivalents	$(32,662)	$(9,717)
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $28.3 million, which consisted of net income of $62.4 million, adjusted by non-cash charges of $59.2 million and cash outflows due to a net change of $31.5 million in our operating assets and liabilities. The net change in our non-cash charges was primarily due to the $42.5 million unrealized gain on change in fair value of warrant liability and the $37.1 million gain on debt extinguishment in connection with the 2025 Note Exchange. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $14.5 million increase in accounts receivables, a $9.3 million decrease in other accrued and current liabilities, a $7.4 million decrease in accrued consignor payables and a $5.5 million decrease in operating lease liabilities, partially offset by a $7.3 million decrease in prepaid expenses and other current assets.
During the three months ended March 31, 2024, net cash used in operating activities was $3.5 million, which consisted of a net loss of $31.1 million, adjusted by non-cash charges of $33.1 million and cash outflows due to a net change of $5.5 million in our operating assets and liabilities. The net change in our non-cash charges was primarily due to the unrealized loss on change in fair value of warrant liability. Such Warrants were issued in connection with the 2024 Note Exchange during the three months ended March 31, 2024. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $4.9 million decrease in operating lease liabilities and a $3.0 million increase in accounts receivables partially offset by a $3.0 million decrease in prepaid expenses and other current assets.
Net Cash Used in Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $5.9 million, which consisted of $4.7 million for purchases of property and equipment, net, including leasehold improvements and $2.9 million for capitalized proprietary software development costs, partially offset by $1.7 million of insurance proceeds received related to the warehouse fire that occurred in May 2024.
During the three months ended March 31, 2024, net cash used in investing activities was $5.3 million, which consisted of $2.1 million for purchases of property and equipment, net, including leasehold improvements and $3.2 million for capitalized proprietary software development costs.
Net Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $1.5 million, which primarily consisted of the proceeds received from the settlement of capped calls in conjunction with the 2025 Note Exchange.
During the three months ended March 31, 2024, net cash used in financing activities was $0.9 million, which primarily consisted of payment of debt issuance costs related to the 2024 Note Exchange.
Convertible Senior Notes
In connection with the 2025 Note Exchange, on February 10, 2025, we entered into private, separately negotiated transactions and issued $146.7 million in aggregate principal amount of our 2031 Notes in exchange for $183.3 million in aggregate principal amount of our 2028 Notes.
As of March 31, 2025, we had 2025 Notes outstanding in an aggregate principal amount of $26.7 million, 2028 Notes outstanding in an aggregate principal amount of $97.7 million, as a result of the 2025 Note Exchange, and 2031 Notes outstanding in an aggregate principal amount of $146.7 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2025 Notes and 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchange.
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
In connection with the issuance of the 2025 Notes and 2028 Notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the 2025 Notes and 2028 Notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes and 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2025 Notes was initially $27.88 per share, which represents a premium of 100.0% over the closing price of our common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.
For additional details related to our Convertible Senior Notes and the 2025 Note Exchange, please see “Note 7 – Convertible Senior Notes, Net” to the condensed financial statements included in this quarterly report.
2029 Notes and Warrants
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to the 2029 Notes indenture. The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind interest at a rate of 4.25% per annum payable semi-annually. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants (see “Note 4 – Fair Value Measurement” to the condensed financial statements included in this quarterly report for further details on the terms of the Warrants).
For additional details related to our 2029 Notes, please see “Note 6 – Non-convertible Notes, Net” to the condensed financial statements included in this quarterly report.
Contractual Obligations and Commitments
There have been no material changes from the contractual obligations and commitments previously disclosed in our most recent Annual Report on 10-K except that as of March 31, 2025 and as further described in "Note 7 — Convertible Senior Notes, Net" to the condensed financial statements included in this quarterly report:
•Our total commitments and obligations in the aggregate principal amount plus the associated future interest payments for the 2028 Notes decreased by $189.8 million in connection with the 2025 Note Exchange; and
•Our cash requirements related to our 2031 Notes were $181.9 million, of which $5.9 million is expected to be paid within the next 12 months.
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
2025 Note Exchange
During the three months ended March 31, 2025, the Company accounted for the 2025 Note Exchange as a debt extinguishment and recorded a gain of $37.1 million as the difference between the carrying amount of the February 2025 Exchanged Notes and the fair value of the 2031 Notes. The fair value of the 2031 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to the Company of a similar debt instrument.

Recent Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of March 31, 2025, we had unrestricted cash and cash equivalents of $139.6 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
Our costs are subject to inflationary pressures, which we expect to continue, and if those pressures become significant, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have continued to engage in settlement discussions facilitated by a mediator. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification, which has been set for hearing on July 15, 2025. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Item 1A. Risk Factors.
Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10-Q and in our 2024 Annual Report on Form 10-K.

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
•The public disclosure of our Environmental, Social and Governance ("ESG") metrics and goals may subject us to risks.
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
•Regulation of "cookie" tracking technologies or changes in such technologies could harm our business and operating results.
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
•The indentures governing our Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
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
The Company has reviewed and updated its risk factors as previously disclosed in its 2024 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2024 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission ("SEC"). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net income (losses) of $(168.5) million, $(134.2) million and $62.4 million in 2023, 2024 and the three months ended March 31, 2025 respectively, and as of March 31, 2025 we had an accumulated deficit of $1,191.4 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
An epidemic, pandemic or similar serious public health issue (a "public health issue"), and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.
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
While we have members from outside the United States who purchase items from our online marketplace, we have not expanded our physical operations internationally. If we choose to do so, we would need to adapt to and would be subject to new risks relating to various local cultures, languages, standards, laws and regulations and policies as well as tariffs and trade-related restrictions, which could be significant. Our business model we employ may not appeal to consignors and buyers outside of the United States. Furthermore, to succeed with clients in international locations, it will be necessary to locate authentication centers in foreign markets and hire local employees in those markets, and we may have to invest in such facilities before demonstrating that we can successfully run operations outside of the United States. If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
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
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the fourth quarter holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of macroeconomic uncertainty, inflation, geopolitical instability due in part to the conflict between Russia and Ukraine, the Israel-Hamas war, increased U.S. trade tariffs and trade disputes with other countries, and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
Our business and operating results are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of recent macroeconomic uncertainty, rising interest rates, inflationary pressures, credit constraints, changes in trade and tariff policy, and geopolitical instability due in part to the conflict between Russia and Ukraine and the Israel-Hamas war. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including but not limited to fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
Additionally, adverse economic changes and uncertainty could reduce consumer confidence, and could thereby negatively affect our operating results. In the event of a prolonged economic downturn or acute recession, significant inflation, or decreased supply, consumer spending habits could be adversely affected, and we could experience lower than expected revenue. Any of these developments could harm our business, financial condition and operating results.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results. For example, in May 2024, we experienced a fire on the roof of one of our leased Secaucus warehouses. As of March

31, 2025, our discussions with the insurance company remain ongoing and our liabilities and expenses are expected to exceed our maximum insurance coverage amounts.
Shipping is a critical part of our business and any changes in our shipping arrangements, costs, interruptions in shipping or damage to products in transit could adversely affect our operating results.
Our business depends on shipping vendors to meet our shipping needs. If we are not able to maintain acceptable pricing and other terms or if our vendors experience performance problems or other difficulties, including as a result of inflation, increased tariffs, a labor strike by employees of our shipping vendors or rising shipping costs or fuel prices, it could negatively impact our operating results and our consignors’ and buyers’ experience. If we partner with additional vendors or switch vendors in response to such impact, we may experience a disruption in shipping, which may negatively impact our reputation with consignors and buyers. We face particular challenges in shipping internationally, including delays in shipments and customer service issues relating to the imposition of duties and increased U.S. trade tariffs or trade restrictions, which can be substantial for luxury items. Because of the seasonality of our business, any disruption to delivery services due to adverse weather, especially as climate change increases the frequency of such adverse weather, could result in delays that could adversely affect our reputation or operational results. In addition, most of the items we sell are considered highly valuable and require special handling and delivery. From time to time, such goods are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned goods may also be damaged in transit as part of the return process which can significantly impact the price we are able to charge for such goods on our online marketplace. If our goods are not delivered to buyers in a timely fashion or are damaged or lost during the consignment or the delivery process, our consignors or buyers could become dissatisfied and cease using our services, which would adversely affect our business and operating results.
We may be unable to successfully leverage technology, including artificial intelligence and machine learning, to automate and drive efficiencies in our operations.
We are building automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging and may be subject to additional regulation. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures of such technologies could cause interruptions in and delays to our operations which may harm our business. Artificial intelligence technologies create specific risks that require tailored oversight. Insufficient oversight could lead to liability, financial loss, and reputational harm. We use artificial intelligence to make initial assessments on authenticity, to identify product characteristics, and to help predict consignor preferences. We have created our own purpose-built technology to operate our business, which may lack efficiency or become obsolete as we grow and we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption.
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

•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, inflation, disruptions in the financial industry, increased U.S. trade tariffs and trade disputes with other countries, and geopolitical instability;
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
As of March 31, 2025, the principal amount of our 2025 Notes was $26.7 million, the principal amount of our 2028 Notes was $97.7 million, the principal amount of our 2029 Notes was $140.8 million, and the principal amount of our 2031 Notes was $146.7 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

The indentures governing our Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.

Subject to certain exceptions and qualifications, the 2029 Notes Indenture restricts our ability to, among other things, (i) grant or incur liens securing indebtedness; (ii) incur, assume or guarantee additional indebtedness; (iii) enter into transactions with affiliates; (iv) sell or otherwise dispose of assets, including capital stock of subsidiaries; (v) in the case of the Company and any future guarantor (if any), consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person; (vi) make certain restricted payments or other investments; and (vii) pay dividends or make other distributions (including loans and other advances). In addition, the 2029 Notes Indenture contains a covenant that provides that the Company may not permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) to be less than $25 million as of the last day of any month. These restrictions, and others set forth in the 2029 Notes Indenture, may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

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

In connection with the pricing of the 2025 Notes and 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover the number of shares of our common stock initially underlying the 2025 Notes and 2028 Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the 2025 Notes and 2028 Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes and 2028 Notes (and are likely to do so on each exercise date of the capped call transactions), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the 2025 Notes and 2028 Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Debt Exchange
On February 10, 2025, we completed the 2025 Note Exchange. Additional information relating to the issuance of the 2031 Notes can be found in this Quarterly Report on Form 10-Q, including in Note 7, “Convertible Senior Notes, Net,” to our consolidated financial statements, as well as in our Current Report on Form 8-K filed with the SEC on February 10, 2025.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

4.1
Indenture, dated as of February 10, 2025, by and between The RealReal, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 10, 2025).

4.2	Form of 4.00% Convertible Senior Note due 2031 (included as Exhibit A to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 10, 2025).

10.1**
Exchange Agreement, dated as of February 10, 2025, by and among The RealReal, Inc. and the Noteholder Parties (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 10, 2025).

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

The RealReal, Inc.

Date: May 8, 2025	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer