Form 10-Q
period 2025-06-30
TheRealReal, Inc.
filed 2025-08-07
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, the registrant had 115,237,276 shares of common stock, $0.00001 par value per share, outstanding.

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
•the accuracy and reliability of our authentication processes and methods;
•our ability to optimize, operate and manage our authentication centers;
•our ability to develop and protect our brand;
•our ability to comply with laws and regulations;
•our expectations regarding outstanding litigation;
•the reliable performance of our network infrastructure and content delivery process;
•our ability to detect and prevent data security breaches and fraud;
•our ability to successfully leverage technology, including artificial intelligence;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•economic and industry trends, projected growth or trend analysis;
•changes to trade policies or trade relationships and any impact therefrom;
•changes or fluctuations in consumer discretionary spending;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$94,345	$172,212
Accounts receivable, net	22,767	13,961
Inventory, net	28,776	23,583
Prepaid expenses and other current assets	14,445	22,913
Total current assets	160,333	232,669
Property and equipment, net	98,012	94,443
Operating lease right-of-use assets	70,408	75,714
Restricted cash	14,859	14,911
Other assets	5,771	5,358
Total assets	$349,383	$423,095
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$13,588	$11,004
Accrued consignor payable	76,009	89,718
Operating lease liabilities, current portion	23,508	22,835
Convertible Senior Notes, net, current portion	—	26,653
Other accrued and current liabilities	86,381	98,466
Total current liabilities	199,486	248,676
Operating lease liabilities, net of current portion	76,878	85,790
Convertible Senior Notes, net	235,103	276,807
Non-convertible notes, net	137,599	134,470
Warrant liability	31,544	78,584
Other noncurrent liabilities	7,017	6,144
Total liabilities	687,627	830,471
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 115,236,276 and 111,242,479 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	864,548	846,450
Accumulated deficit	(1,202,793)	(1,253,827)
Total stockholders’ deficit	(338,244)	(407,376)
Total liabilities and stockholders’ deficit	$349,383	$423,095
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Consignment revenue	$128,620	$112,714	$252,434	$228,362
Direct revenue	20,495	16,724	40,949	29,433
Shipping services revenue	16,073	15,496	31,838	30,939
Total revenue	165,188	144,934	325,221	288,734
Cost of revenue:
Cost of consignment revenue	13,761	13,108	26,715	26,388
Cost of direct revenue	17,185	13,760	32,420	26,045
Cost of shipping services revenue	11,566	10,600	23,387	21,556
Total cost of revenue	42,512	37,468	82,522	73,989
Gross profit	122,676	107,466	242,699	214,745
Operating expenses:
Marketing	15,548	13,759	31,403	29,042
Operations and technology	68,986	65,422	135,964	128,394
Selling, general and administrative	48,027	47,082	97,988	93,852
Restructuring charges	—	—	—	196
Total operating expenses	132,561	126,263	265,355	251,484
Loss from operations	(9,885)	(18,797)	(22,656)	(36,739)
Change in fair value of warrant liability	4,537	5,630	47,040	(9,953)
Gain on extinguishment of debt	—	—	37,101	4,177
Interest income	1,109	2,263	2,483	4,332
Interest expense	(7,038)	(5,769)	(13,358)	(9,520)
Other income, net	—	—	608	—
Income (loss) before provision for income taxes	(11,277)	(16,673)	51,218	(47,703)
Provision for income taxes	89	35	184	106
Net income (loss) attributable to common stockholders	$(11,366)	$(16,708)	$51,034	$(47,809)
Net income (loss) per share attributable to common stockholders, basic	$(0.10)	$(0.16)	$0.45	$(0.45)
Net income (loss) per share attributable to common stockholders, diluted	$(0.13)	$(0.20)	$(0.27)	$(0.45)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	114,044,057	106,882,054	113,046,607	106,047,054
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	119,484,716	111,117,389	120,178,570	106,047,054
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
Settlement of Capped Calls	—	—	1,499	—	1,499
Issuance of common stock upon exercise of options	8,424	—	24	—	24
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,843,176	—	(54)	—	(54)
Stock-based compensation expense	—	—	7,438	—	7,438
Net income (loss)	—	—	—	62,400	62,400
Balance as of March 31, 2025	113,094,079	$1	$855,357	$(1,191,427)	$(336,069)
Issuance of common stock upon exercise of options	26,050	—	90	—	90
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,868,888	—	(29)	—	(29)
Issuance of common stock for exercises under ESPP	247,259	—	838	—	838
Stock-based compensation expense	—	—	8,292	—	8,292
Net income (loss)	—	—	—	(11,366)	(11,366)
Balance as of June 30, 2025	115,236,276	$1	$864,548	$(1,202,793)	$(338,244)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of Capped Calls	—	—	396	—	396
Issuance of common stock upon exercise of options	14,873	—	7	—	7
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,232,416	—	(316)	—	(316)
Stock-based compensation expense	—	—	7,260	—	7,260
Net income (loss)	—	—	—	(31,101)	(31,101)
Balance as of March 31, 2024	105,917,789	$1	$823,672	$(1,150,726)	$(327,053)
Issuance of common stock upon exercise of options	23,870	—	105	—	105
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	2,220,293	—	(48)	—	(48)
Issuance of common stock for exercises under ESPP	333,753	—	624	—	624
Stock-based compensation expense	—	—	7,826	—	7,826
Net income (loss)	—	—	—	(16,708)	(16,708)
Balance as of June 30, 2024	108,495,705	$1	$832,179	$(1,167,434)	$(335,254)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income (loss)	$51,034	$(47,809)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	16,631	16,536
Stock-based compensation expense	15,567	14,822
Reduction of operating lease right-of-use assets	7,943	7,443
Bad debt expense	1,214	1,246
Non-cash interest expense	5,483	5,701
Issuance costs allocated to liability classified warrants	—	374
Accretion of debt discounts and issuance costs	1,060	1,045
Provision for inventory write-downs and shrinkage	1,485	1,840
Gain on debt extinguishment	(37,101)	(4,177)
Change in fair value of warrant liability	(47,040)	9,953
Loss (gain) related to warehouse fire, net	(353)	389
Other adjustments	(36)	(672)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,020)	(470)
Inventory, net	(6,678)	(629)
Prepaid expenses and other current assets	6,595	4,796
Other assets	(501)	184
Operating lease liability	(10,876)	(9,893)
Accounts payable	2,357	2,813
Accrued consignor payable	(13,709)	(12,704)
Other accrued and current liabilities	(14,743)	(957)
Other noncurrent liabilities	(152)	(52)
Net cash used in operating activities	(31,840)	(10,221)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	2,309	—
Capitalized proprietary software development costs	(6,483)	(5,138)
Purchases of property and equipment	(12,518)	(5,142)
Net cash used in investing activities	(16,692)	(10,280)
Cash flow from financing activities:
Proceeds from exercise of stock options	114	112
Taxes paid related to restricted stock vesting	(83)	(364)
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	838	624
Repayment of 2025 Notes	(26,749)	—
Cash received from settlement of Capped Calls in conjunction with the Note Exchanges	1,499	396
Issuance costs paid related to the Note Exchanges	(5,006)	(5,233)
Net cash used in financing activities	(29,387)	(4,465)
Net decrease in cash, cash equivalents and restricted cash	(77,919)	(24,966)
Cash, cash equivalents and restricted cash
Beginning of period	187,123	190,623
End of period	$109,204	$165,657

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$6,951	$2,769
Cash paid for income taxes	$335	$197
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	1,732	1,898
Capitalized proprietary software development costs additions not yet paid in cash	840	1,363
Stock-based compensation capitalized to proprietary software development costs	196	264
Liability classified warrants issued in connection with the 2024 Note Exchange	—	10,417
Net decrease in principal amount of debt due to the 2024 Note Exchange	—	(17,232)
Net decrease in principal amount of debt due to the 2025 Note Exchange	(36,656)	—
Issuance costs associated with the Note Exchanges included in accounts payable and other accrued and current liabilities	200	26

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
The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three and six months ended June 30, 2025 and 2024, comprehensive income (loss) is equal to net income (loss) as the Company has no other comprehensive income (loss) item in the periods presented.
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

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method, as applicable, based on the nature of such securities.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and six months ended June 30, 2025 and 2024.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of June 30, 2025 and December 31, 2024.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of June 30, 2025 and December 31, 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$94,345	$172,212	$150,746
Restricted cash	14,859	14,911	14,911
Total cash, cash equivalents and restricted cash	$109,204	$187,123	$165,657
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $1.0 million and $0.7 million during the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $1.8 million during the six months ended June 30, 2025 and 2024, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $21.5 million and $22.4 million as of June 30, 2025 and December 31, 2024, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.5 million and $4.8 million as of June 30, 2025 and December 31, 2024, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of June 30, 2025 and December 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and six months ended June 30, 2025 and 2024.
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

	June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$34,856	$—	$—	$34,856
Money market funds	59,489	—	—	59,489
Total cash and cash equivalents	$94,345	$—	$—	$94,345

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$24,870	$—	$—	$24,870
Money market funds	147,342	—	—	147,342
Total cash and cash equivalents	$172,212	$—	$—	$172,212

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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$59,489	$—	$—	$59,489
Total	$59,489	$—	$—	$59,489
Financial liabilities:
Warrants	$—	$—	$31,544	$31,544
Total	$—	$—	$31,544	$31,544

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$147,342	$—	$—	$147,342
Total	$147,342	$—	$—	$147,342
Financial liabilities:
Warrants	$—	$—	$78,584	$78,584
Total	$—	$—	$78,584	$78,584
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in thousands):

	June 30, 2025		December 31, 2024
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Notes	$—	$—	$26,653	$26,493
2028 Notes	$96,441	$79,486	$276,807	$216,291
2029 Notes	$137,599	$150,220	$134,470	$140,889
2031 Notes	$138,662	$122,482	$—	$—
During the period ended June 30, 2025, the Company repaid the outstanding principal amount of the 3.00% convertible senior notes due 2025 (the "2025 Notes") at maturity. The outstanding principal amounts of the 1.00% convertible senior notes due 2028 (the "2028 Notes"), 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) and 4.00% convertible senior notes due 2031 (the “2031 Notes” and, together with the 2028 Notes, and the 2029 Notes, the "Notes") are $97.7 million, $140.8 million and $146.7 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts are the unamortized debt issuance costs and debt premiums.
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
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	June 30, 2025	December 31, 2024
Stock price	$4.79	$10.93
Exercise price	$1.71	$1.71
Expected life in years	3.67	4.17
Expected volatility	102.60%	96.75%
Expected dividends	—%	—%
Discount rate	3.79%	4.38%

The following table presents the activity related to the Warrants during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$36,081	$26,000	$78,584	$—
Issuance of warrants	—	—	—	10,417
Change in fair value	(4,537)	(5,630)	(47,040)	9,953
Ending balance	$31,544	$20,370	$31,544	$20,370

Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Proprietary software	$44,845	$47,416
Furniture and equipment	60,959	51,959
Automobiles	2,185	2,036
Leasehold improvements	92,120	88,840
Property and equipment, gross	200,109	190,251
Less: Accumulated depreciation and amortization	(102,097)	(95,808)
Property and equipment, net	$98,012	$94,443
Depreciation and amortization expense on property and equipment was $8.2 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively, and $16.5 million and $16.3 million for the six months ended June 30, 2025 and 2024, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Returns reserve	$21,512	$22,409
Accrued compensation	16,085	24,749
Accrued sales tax and other taxes	8,253	9,727
Site credit and gift card liability	17,443	15,542
Accrued marketing and outside services	5,125	6,403
Accrued shipping	3,177	3,270
Accrued interest	7,517	4,996
Deferred revenue	2,262	2,441
Other	5,007	8,929
Other accrued and current liabilities	$86,381	$98,466

Note 6. Non-convertible Notes, Net
2024 Note Exchange
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the six months ended June 30, 2025, $2.9 million was added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants). As a result of the 2024 Note Exchange, the Company's principal debt balance decreased $17.2 million as of the closing date of the 2024 Note Exchange.
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
The indenture governing the 2029 Notes (the "2029 Notes Indenture") contains certain covenants, which include (i) a covenant by the Company not to permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any)) to be less than $25 million as of the last day of any month, (ii) limitations on the Company’s and certain of its future subsidiaries’ (if any) ability to, among other things, (a) grant or incur liens securing indebtedness, (b) incur assume or guarantee additional indebtedness, (c) enter into transactions with affiliates, (d) sell or otherwise dispose of assets, including capital stock of subsidiaries, (e) make certain restricted payments or other investments, or (f) pay dividends or make other distributions (including loans and other advances and (iii) limitations, in the case of the Company and any future guarantor (if any), to consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person. As of June 30, 2025, the Company was in compliance with all such covenants.
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
A schedule of the Company's future maturities for the 2029 Notes, with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2025 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(3,232)
Less amounts related to PIK interest	(25,800)
Net carrying amount	$137,599
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
As of June 30, 2025, the carrying amount of the 2031 Notes is $138.7 million, net of unamortized issuance costs and debt discount of $8.0 million. The 2031 Notes were classified as long-term liabilities as of June 30, 2025.
2025 Notes, 2028 Notes and 2031 Notes
In June 2020, the Company issued an aggregate principal amount of $172.5 million of its 2025 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. In February 2024, certain of the 2025 Notes were extinguished in connection with the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net). On June 15, 2025, the 2025 Notes matured, and the Company repaid the outstanding principal amount and accrued interest in full. The total cash payment upon maturity of the 2025 Notes was $27.2 million. Upon maturity, the 2025 Notes were retired, and no obligations remain under the indenture governing the 2025 Notes.
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
The 2025 Notes which accrued interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year beginning on December 15, 2020, matured on June 15, 2025. At maturity, the Company repaid the outstanding principal and accrued interest in full. The 2028 Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The initial conversion rate applicable to the 2028 Notes is 31.4465 shares of common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $31.80 per share of the Company’s common stock). The 2031 Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2025; provided that, solely with respect to the interest payment due on August 15, 2025, the 2031 Notes will bear additional cash interest at the rate of 1.25% per year from September 1, 2024 to but excluding February 10, 2025, which interest will be paid in consideration for the accrued and unpaid interest on the February 2025 Exchanged Notes. The initial conversion rate applicable to the 2031 Notes is 95.5795 shares of common stock per $1,000 principal amount of 2031 Notes (which is equivalent to an initial conversion price of approximately $10.46 per share of the Company’s common stock). The conversion rate for the Convertible Senior Notes is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert any of its Convertible Senior Notes in connection with such corporate event.
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
Prior to December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes, the applicable Convertible Senior Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter) (in the case of the 2031 Notes, commencing after the calendar quarter ending on June 30, 2025), if the last reported sale price per share of the Company’s common stock exceeds 130%, in the case of the 2028 Notes, or 125% in the case of the 2031 Notes, of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
On and after December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The conditions allowing holders of any of the 2028 Notes and 2031 Notes to convert were not met as of June 30, 2025.
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
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, the entire amount of the applicable series of the Convertible Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of the applicable series of the Convertible Senior Notes, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Notes, or 2031 Notes, as applicable, then outstanding to become due and payable immediately.
The carrying amount of the 2028 Notes is $96.4 million as of June 30, 2025, with a principal of $97.7 million, net of unamortized issuance costs of $1.2 million. The 2028 Notes were classified as long term liabilities as of June 30, 2025. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%. The carrying amount of the 2031 Notes is $138.7 million as of June 30, 2025, with a principal of $146.7 million, net of the $4.9 million unamortized issuance costs and debt discount of $3.1 million. The 2031 Notes were classified as long-term liabilities as of June 30, 2025. The issuance costs related to the 2031 Notes are being amortized to interest expense through the expected life of the 2031 Notes or approximately its six-year term at an effective interest rate of 4.79%.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$167	$201	$368	$1,130
Amortization of debt issuance costs	45	51	97	280
Total interest and amortization expense	$212	$252	$465	$1,410
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$244	$703	$530	$1,416
Amortization of debt issuance costs	113	333	297	660
Total interest and amortization expense	$357	$1,036	$827	$2,076
The following table sets forth the amounts recorded in interest expense related to the 2031 Notes as of the dates indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,467	$—	$2,266	$—
Amortization of debt issuance costs	304	—	468	—
Total interest and amortization expense	$1,771	$—	$2,734	$—
A schedule of the Company's future maturities for the Convertible Senior Notes, is as follows (in thousands):

Fiscal Year	2028 Notes	2031 Notes
2025	$—	$—
2026	—	—
2027	—	—
2028	97,679	—
2029	—	—
2030	—	—
2031	—	146,685
Total principal payments	97,679	146,685
Less unamortized debt issuance costs	(1,238)	(8,023)
Net carrying amount	$96,441	$138,662

Capped Call Transactions with Respect to the 2025 Notes and 2028 Notes
In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional 2025 Notes and 2028 Notes, the Company entered into capped call transactions with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties in connection with the 2025 Notes capped call transactions (the “2025 Capped Calls”) and $33.7 million to the Counterparties in connection with the 2028 Notes capped call transactions and (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The 2025 Capped Calls and 2028 Capped Calls initially covered approximately 9,705,454 shares and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes and the 2028 Notes, respectively. The 2025 Capped Calls and the 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 Notes and the 2028 Notes, as applicable, and are exercisable upon conversion of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components, which settlement commenced on April 16, 2025 with the last component having expired on June 12, 2025. The initial 2025 Capped Calls entered into in connection with the issuance of the 2025 Notes expired upon the maturity of the 2025 Notes on June 15, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.
The cap price of the 2025 Capped Call is initially $27.88 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $13.94 per share on June 10, 2020, and is subject to certain adjustments under the terms of the capped call transactions. The cap price of the 2028 Capped Call is initially $48.00 per share, which represents a premium of 100.0% over the closing price of the Company’s common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions. The Company expects to receive from the Counterparties a number of shares of the Company’s common stock or, at the Company’s election (subject to certain conditions), cash, with an aggregate market value (or, in the case of cash settlement, in an amount) approximately equal to the product of such excess times the number of shares of the Company’s common stock relating to the 2028 Capped Calls being exercised.
These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company recorded a reduction to additional paid-in capital of approximately $22.5 million and $33.7 million related to the premium payments for the 2025 Capped Call and 2028 Capped Call transactions, respectively.
The Company received $0.4 million and $1.5 million in cash in connection with settling certain Capped Calls in connection with the 2024 Note Exchange and 2025 Note Exchange, respectively. After giving effect to such settlements, the 2028 Capped Calls outstanding cover approximately 3,071,662 shares of the Company's common stock, respectively. As the Capped Calls were equity classified, the proceeds from settlement of these Capped Calls were recorded to additional paid in capital.
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
The Company granted PSUs with financial performance targets to certain employees of the Company in 2024 and 2025. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 200% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years from the grant date. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition.
As of June 30, 2025, there was total unrecognized compensation expense of $43.3 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 2.1 years. As of June 30, 2025, there was no unrecognized compensation expense related to options.
Inducement Grants

The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which included (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of June 30, 2025, the unrecognized expense for the PSUs is $0.9 million and the unrecognized expense for RSUs is $4.7 million.
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
There were 247,259 and 333,753 shares purchased by employees under the ESPP during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized compensation costs related to the purchase rights under the ESPP was immaterial.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketing	$424	$72	$727	$482
Operations and technology	2,677	2,690	4,901	4,994
Selling, general and administrative	5,107	4,940	9,939	9,346
Total	$8,208	$7,702	$15,567	$14,822
During the three and six months ended June 30, 2025 and 2024, the Company capitalized an immaterial amount of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.3 million for the three months ended June 30, 2025 and 2024, and $10.6 million and $10.4 million for the six months ended June 30, 2025 and 2024, respectively. The Company also incurred $1.3 million and $1.4 million of variable lease costs for the three months ended June 30, 2025 and 2024, respectively, and $2.7 million and $2.9 million of variable lease costs for the six months ended June 30, 2025 and 2024, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$14,591
2026	29,376
2027	25,688
2028	23,009
2029	12,664
Thereafter	10,082
Total future minimum payments	$115,410
Less: Imputed interest	(15,024)
Present value of operating lease liabilities	$100,386
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash flows used for operating leases	$14,221	$13,604
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$2,637	$4,047
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2025
Weighted average remaining lease term	4.26
Weighted average discount rate	6.6%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of June 30, 2025 and December 31, 2024.
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
The CODM assesses performance and allocates resources based on net income (loss), as reported on the condensed statements of operations. Net income (loss) is used to monitor budget versus actual results. The CODM does not evaluate operating segments using asset or liability information
The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$165,188	$144,934	$325,221	$288,734
Less:
Cost of consignment revenue	13,761	13,108	26,715	26,388
Cost of direct revenue	17,185	13,760	32,420	26,045
Cost of shipping services revenue	11,566	10,600	23,387	21,556
Total cost of revenue	42,512	37,468	82,522	73,989
Gross Profit	122,676	107,466	242,699	214,745
Less:
People costs	75,856	70,607	151,868	139,994
Software and purchased services	27,328	26,360	55,808	54,429
Occupancy expense	9,588	9,209	19,049	18,689
Depreciation and amortization(1)	8,121	8,183	16,362	16,469
Stock-based compensation	8,208	7,702	15,567	14,822
Administration and other segment expenses (2)	3,460	3,213	6,701	5,896
Restructuring charges (3)	—	—	—	196
Legal settlement	—	600	—	600
One time expenses (4)	—	389	—	389
Total operating expenses	132,561	126,263	265,355	251,484
Interest income	1,109	2,263	2,483	4,332
Interest expense	(7,038)	(5,769)	(13,358)	(9,520)
Gain on extinguishment of debt	—	—	37,101	4,177
Change in fair value of warrant liability	4,537	5,630	47,040	(9,953)
Other income, net	—	—	608	—
Provision for income taxes	(89)	(35)	(184)	(106)
Net income (loss) attributable to common stockholders	$(11,366)	$(16,708)	$51,034	$(47,809)
(1) Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of revenue.
(2) Administration and other segment expenses include insurance, supplies, and taxes.
(3) Restructuring expenses for the six months ended June 30, 2024 consists of employee severance charges.
(4) One-time expenses for the three and six months ended June 30, 2024 reflect estimated losses related to the fire at one of our New Jersey authentication centers, net of estimated insurance recoveries.
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
As of June 30, 2025, discussions with the insurance company are still ongoing. Based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.
The Company recorded a gain related to the fire of $0.4 million for the six months ended June 30, 2025 within Other Income, net on the condensed statements of operations.
As of June 30, 2025 and December 31, 2024, the Company recorded $0.4 million and $2.5 million of insurance receivables within prepaid and other current assets in the condensed balance sheet, respectively. During the six months ended June 30, 2025, the Company has received $3.7 million in payments from insurers towards its claims to cover the impacts of the fire. $1.4 million of the payments are included within net cash flows from operating activities and $2.3 million of the payments are included within net cash flows from investing activities in the condensed statements of cash flows due to the nature of the insurance payments.
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2028. As of June 30, 2025, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Company's 2024 Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. On July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have continued to engage in settlement discussions facilitated by a mediator. If no settlement is reached, the stay will conclude on August 22, 2025, and the parties will return to litigation. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification. On July 14, 2025, the court issued a tentative ruling denying the motion for class certification, which ruling will be entered as an order. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 12. Income Taxes
The Company's provision for income taxes was immaterial for the three and six months ended June 30, 2025 and 2024.
The Company maintained a full valuation allowance of $306.9 million against its gross deferred tax assets which were $331.5 million as of June 30, 2025. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of June 30, 2025, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $3.3 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of June 30, 2025. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in 2025. The Company is evaluating the future impact of these tax law changes on its financial statements.

Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) attributable to common stockholders, basic	$(11,366)	$(16,708)	$51,034	$(47,809)
Effect of gain related to liability classified common stock warrants	(4,537)	(5,630)	(47,040)	—
Effect of gain on debt extinguishment	—	—	(37,101)	—
Effect of coupon interest and amortization expense related to the February 2025 Exchanged Notes	—	—	275	—
Net loss attributable to common stockholders, diluted	$(15,903)	$(22,338)	$(32,832)	$(47,809)
Denominator
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, basic	114,044,057	106,882,054	113,046,607	106,047,054
Effect of dilutive liability classified common stock warrants	5,440,659	4,235,335	5,825,979	—
Effect of dilutive February 2025 Exchanged Notes	—	—	1,305,984	—
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, diluted	119,484,716	111,117,389	120,178,570	106,047,054
Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$(0.16)	$0.45	$(0.45)
Diluted	$(0.13)	$(0.20)	$(0.27)	$(0.45)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	849,752	1,037,181	849,752	1,037,181
Restricted stock units	13,698,636	16,475,726	13,698,636	16,475,726
Estimated shares issuable under the Employee Stock Purchase Plan	207,362	250,224	207,362	250,224
Anti-dilutive Convertible Senior Notes	17,095,090	10,342,056	17,095,090	10,342,056
Warrants to purchase common stock	—	—	—	7,894,737
Total	31,850,840	28,105,187	31,850,840	35,999,924

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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. Our growth playbook centers on a scalable supply engine, and helps us forge enduring relationships with our consignors. We offer concierge at-home consultation and pickup as well as virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from over 40 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2025 and 2024, our overall take rate on consigned goods was 37.9% and 38.5%, respectively. The decrease in our take rate was due to sales mix into higher value items. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 40.4 million members as of June 30, 2025. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In the three months ended June 30, 2025 and 2024, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2025, 15% of our buyers during the last twelve months also consigned items, and 49% of our consignors during the past twelve months also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we continue to invest in physical infrastructure, technology and talent. We principally conduct our intake, authentication, merchandising and fulfillment operations in our leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. We also operate retail stores in several geographies. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth. We have continued to elevate our authentication operations through the combination of technology, our rich proprietary data, and artificial intelligence capabilities to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
Seasonality. Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter.
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except AOV and percentages)
GMV	$504,105	$440,914	$994,510	$892,855
NMV	$379,377	$329,422	$750,134	$664,237
Consignment revenue	$128,620	$112,714	$252,434	$228,362
Direct revenue	$20,495	$16,724	$40,949	$29,433
Shipping services revenue	$16,073	$15,496	$31,838	$30,939
Number of orders	868	820	1,737	1,660
Take rate	37.9%	38.5%	38.2%	38.4%
Active buyers	1,001	942	1,001	942
AOV	$581	$538	$573	$538
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA Reconciliation:
Net income (loss)	$(11,366)	$(16,708)	$51,034	$(47,809)
Depreciation and amortization	8,256	8,227	16,631	16,536
Interest income	(1,109)	(2,263)	(2,483)	(4,332)
Interest expense	7,038	5,769	13,358	9,520
Provision for income taxes	89	35	184	106
EBITDA	2,908	(4,940)	78,724	(25,979)
Stock-based compensation	8,208	7,702	15,567	14,822
Payroll taxes expense on employee stock transactions	260	118	799	174
Legal settlement	—	600	—	600
Restructuring charges (1)	—	—	—	196
Gain on extinguishment of debt (2)	—	—	(37,101)	(4,177)
Change in fair value of warrant liability (3)	(4,537)	(5,630)	(47,040)	9,953
One time expenses (4)	—	389	—	389
Adjusted EBITDA	$6,839	$(1,761)	$10,949	$(4,022)
(1) The restructuring charges for the six months ended June 30, 2024 consist of employee severance related charges.
(2) The gain on extinguishment of debt for the six months ended June 30, 2025 reflects the difference between the carrying value of the February 2025 Exchanged Notes and the fair value of the 2031 Notes. The gain on extinguishment of debt for the six months ended June 30, 2024 reflects the difference between the carrying value of the 2024 Exchanged Notes and the fair value of the 2029 Notes.
(3) The change in fair value of warrant liability for the three and six months ended June 30, 2025 and June 30, 2024 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.
(4) One-time expenses for the three and six months ended June 30, 2024 reflect estimated losses related to the fire at one of our New Jersey authentication centers, net of estimated insurance recoveries. See "Note 11 - Commitments and Contingencies" in the notes to the unaudited financial statements for disclosure regarding the event.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Consignment revenue	$128,620	$112,714	$252,434	$228,362
Direct revenue	20,495	16,724	40,949	29,433
Shipping services revenue	16,073	15,496	31,838	30,939
Total revenue	165,188	144,934	325,221	288,734
Cost of revenue:
Cost of consignment revenue	13,761	13,108	26,715	26,388
Cost of direct revenue	17,185	13,760	32,420	26,045
Cost of shipping services revenue	11,566	10,600	23,387	21,556
Total cost of revenue	42,512	37,468	82,522	73,989
Gross profit	122,676	107,466	242,699	214,745
Operating expenses:
Marketing	15,548	13,759	31,403	29,042
Operations and technology	68,986	65,422	135,964	128,394
Selling, general and administrative	48,027	47,082	97,988	93,852
Restructuring charges	—	—	—	196
Total operating expenses	132,561	126,263	265,355	251,484
Loss from operations	(9,885)	(18,797)	(22,656)	(36,739)
Change in fair value of warrant liability	4,537	5,630	47,040	(9,953)
Gain on extinguishment of debt	—	—	37,101	4,177
Interest income	1,109	2,263	2,483	4,332
Interest expense	(7,038)	(5,769)	(13,358)	(9,520)
Other income, net	—	—	608	—
Income (loss) before provision for income taxes	(11,277)	(16,673)	51,218	(47,703)
Provision for income taxes	89	35	184	106
Net income (loss)	$(11,366)	$(16,708)	$51,034	$(47,809)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Consignment revenue	78%	78%	78%	79%
Direct revenue	12	11	12	10
Shipping services revenue	10	11	10	11
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	8	9	8	9
Cost of direct revenue	10	9	10	9
Cost of shipping services revenue	7	7	7	7
Total cost of revenue	25	25	25	25
Gross profit	75	75	75	75
Operating expenses:
Marketing	9	9	10	10
Operations and technology	42	45	42	44
Selling, general and administrative	29	32	30	33
Restructuring charges	—	—	—	—
Total operating expenses	80	86	82	87
Loss from operations	(5)	(11)	(7)	(12)
Change in fair value of warrant liability	3	4	14	(3)
Gain on extinguishment of debt	—	—	11	1
Interest income	1	2	1	2
Interest expense	(4)	(4)	(4)	(3)
Other income, net	—	—	—	—
Income (loss) before provision for income taxes	(5)	(9)	15	(15)
Provision for income taxes	—	—	—	—
Net income (loss)	(5)%	(9)%	15%	(15)%
Comparison of the Three Months Ended June 30, 2025 and 2024
Consignment Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Consignment revenue	$128,620	$112,714	$15,906	14%
Consignment revenue increased by $15.9 million, or 14% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in revenue was driven primarily by an increase in consignment GMV during the three months ended June 30, 2025. GMV growth during the three months ended June 30, 2025 was driven by an 8% increase in our AOV and 6% increase in the number of orders. Our take rate decreased to 37.9% from 38.5% during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to sales mix into higher value items.
Direct Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Direct revenue	$20,495	$16,724	$3,771	23%

Direct revenue increased by $3.8 million, or 23%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by higher sell through of inventory acquired from out of policy returns and high value inventory acquired through the Get Paid Now program. Through this program, select items are evaluated, authenticated and priced and the business or consignor receives payment based on this process in advance of the sale of the item. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$16,073	$15,496	$577	4%
Shipping services revenue increased by $0.6 million, or 4%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to a 6% increase in the number of orders in the three months ended June 30, 2025.
Cost of Consignment Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$13,761	$13,108	$653	5%
Cost of consignment revenue increased by $0.7 million, or 5%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by higher consignment volume, partially offset by increased operational efficiencies.
Consignment revenue gross margin increased by 93 basis points in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to an increase in consignment revenue and increased operational efficiencies during the three months ended June 30, 2025.
Cost of Direct Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$17,185	$13,760	$3,425	25%
Cost of direct revenue increased by $3.4 million, or 25%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 157 basis points for the three months ended June 30, 2025, primarily due to category mix of products sold during the three months ended June 30, 2025.
Cost of Shipping Services Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$11,566	$10,600	$966	9%
Cost of shipping services revenue increased by $1.0 million, or 9%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a 6% increase in the number of orders and higher carrier costs.

Shipping services revenue gross margin decreased by 355 basis points for the three months ended June 30, 2025, primarily due to higher carrier costs.
Total Gross Margin
Our total gross margin increased by 20 basis points in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Marketing	$15,548	$13,759	$1,789	13%
Marketing expense increased by $1.8 million, or 13%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase in advertising costs.
As a percent of revenue, marketing expense remained flat at 9% in the three months ended June 30, 2025 and 2024. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Operations and technology	$68,986	$65,422	$3,564	5%
Operations and technology expense increased by $3.6 million, or 5%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was driven by higher variable hourly compensation from increased volume compared to the prior period.
As a percent of revenue, operations and technology expense decreased to 42% from 45% in the three months ended June 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$48,027	$47,082	$945	2%
Selling, general and administrative expense increased by $0.9 million, or 2%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to higher employee costs, partially offset by lower legal fees.
As a percent of revenue, selling, general and administrative expense decreased to 29% from 32% in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$4,537	$5,630	$(1,093)	(19)%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three months ended June 30, 2025, we incurred a gain of $4.5 million due to the decrease in the fair value of the warrants outstanding at June 30, 2025.
Interest Income

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest income	$1,109	$2,263	$(1,154)	(51)%
Interest income decreased by $1.2 million, or 51%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to lower average cash balances.
Interest Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest expense	$(7,038)	$(5,769)	$(1,269)	22%
Interest expense increased by $1.3 million, or 22% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the interest expense related to the 2031 Notes issued in February 2025.
Comparison of the Six Months Ended June 30, 2025 and 2024
Consignment Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$252,434	$228,362	$24,072	11%
Consignment revenue increased by $24.1 million, or 11%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was driven primarily by an increase in consignment GMV, a 6% increase in our AOV and 5% increase in the number of orders during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Our take rate decreased to 38.2% from 38.4% during the six months ended June 30, 2025 compared to the same period last year.
Direct Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Direct revenue	$40,949	$29,433	$11,516	39%
Direct revenue increased by $11.5 million, or 39%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by higher sell through of inventory acquired from out of policy returns and high value inventory acquired through the Get Paid Now program. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$31,838	$30,939	$899	3%
Shipping services revenue increased by $0.9 million, or 3%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to a 5% increase in the number of orders in the six months ended June 30, 2025.
Cost of Consignment Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$26,715	$26,388	$327	1%
Cost of consignment revenue increased by $0.3 million, or 1%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by higher consignment volume, partially offset by increased operational efficiencies.
Consignment revenue gross margin increased by 97 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by the increase in consignment revenue and increased operational efficiencies.
Cost of Direct Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$32,420	$26,045	$6,375	24%
Cost of direct revenue increased by $6.4 million, or 24%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin increased by 932 basis points for the six months ended June 30, 2025, due to an increase in direct revenue and improved product margins during the six months ended June 30, 2025.
Cost of Shipping Services Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$23,387	$21,556	$1,831	8%
Cost of shipping services revenue increased by $1.8 million, or 8%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a 5% increase in the number of orders and higher carrier costs.
The shipping services revenue gross margin decreased by 378 basis points for the six months ended June 30, 2025, primarily due to higher carrier costs.
Total Gross Margin

Our total gross margin increased by 25 basis point for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross margin may vary from period to period.
Marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Marketing	$31,403	$29,042	$2,361	8%
Marketing expense increased by $2.4 million, or 8%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to increased advertising costs.
As a percent of revenue, marketing expense remained flat at 10% in the six months ended June 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Operations and technology	$135,964	$128,394	$7,570	6%
Operations and technology expense increased by $7.6 million, or 6%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.The increase was driven by higher variable hourly compensation from increased volume compared to the prior period.
As a percent of revenue, operations and technology expense decreased to 42% from 44% in the six months ended June 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$97,988	$93,852	$4,136	4%
Selling, general and administrative expense increased by $4.1 million, or 4%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to higher employee costs, partially offset by a decrease in legal fees.
As a percent of revenue, selling, general and administrative expense decreased to 30% from 33% in the six months ended June 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring charges

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Restructuring charges	$—	$196	$(196)	(100)%
We did not incur any restructuring charges during the six months ended June 30, 2025, compared to the $0.2 million during the six months ended June 30, 2024.

Change in Fair Value of Warrant Liability

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$47,040	$(9,953)	$56,993	100%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the six months ended June 30, 2025, we incurred a gain of $47.0 million due to the decrease in the fair value of the warrants outstanding at June 30, 2025.
Gain on Extinguishment of Debt

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$37,101	$4,177	$32,924	100%
Gain on extinguishment of debt increased by $32.9 million, or over 100% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to the gain recorded from the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the three months ended March 31, 2025 (See Note 7 — Convertible Senior Notes, Net).
Interest Income

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest income	$2,483	$4,332	$(1,849)	(43)%
Interest income decreased by $1.8 million, or 43% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to lower average cash balances.
Interest Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest expense	$(13,358)	$(9,520)	$(3,838)	40%
Interest expense increased by $3.8 million, or 40% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was due to the full-period impact of the 2029 Notes during the six months ended June 30, 2025 compared to a partial period of interest expense during the six months ended June 30, 2024, as well as the issuance of the 2031 Notes in February 2025.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $94.3 million and an accumulated deficit of $1,202.8 million. We had restricted cash of $14.9 million as of June 30, 2025, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of our 2025 Notes and $6.5 million of our 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes in the 2024 Note Exchange. As a result of the 2024 Note Exchange, we significantly extended the average maturity date of our outstanding indebtedness (see Note 6 — Non-convertible Notes, Net).
In February 2025, we exchanged $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our new 2031 Notes in the 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net).
In June 2025, the 2025 Notes matured, and the Company repaid the outstanding principal amount and accrued interest in full. The total cash payment upon maturity was $27.2 million, which included the outstanding principal amount and accrued interest through the maturity date.
We expect that operating losses and negative cash flows from operations could continue in the foreseeable future. We believe our existing cash and cash equivalents as of June 30, 2025 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2025	2024
Net cash used in:
Operating activities	$(31,840)	$(10,221)
Investing activities	(16,692)	(10,280)
Financing activities	(29,387)	(4,465)
Net decrease in cash, cash equivalents and restricted cash	$(77,919)	$(24,966)
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $31.8 million, which primarily consisted of a net loss of $51.0 million, adjusted by non-cash charges of $35.1 million and cash outflows due to a net change of $47.7 million in our operating assets and liabilities. The net change in our non-cash charges operating assets and liabilities was primarily the result of cash outflows due to a $14.7 million decrease in other accrued and current liabilities, a $13.7 million decrease in accrued consignor payable, a $10.9 million decrease in operating lease liabilities and a $10.0 million increase in accounts receivable.
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

Net Cash Used in Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $16.7 million, which consisted of $12.5 million for purchases of property and equipment, net, including leasehold improvements and $6.5 million for capitalized proprietary software development costs, partially offset by $2.3 million of insurance proceeds received related to the warehouse fire.
During the six months ended June 30, 2024, net cash used in investing activities was $10.3 million, which consisted of $5.1 million for purchases of property and equipment, net, including leasehold improvements and $5.1 million for capitalized proprietary software development costs.
Net Cash Used in Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was $29.4 million, which consisted of a $26.7 million repayment of our 2025 Notes and $5.0 million payment of expenses related to the 2025 Note Exchange.
During the six months ended June 30, 2024, net cash used in financing activities was $4.5 million, which primarily consisted of payment of expenses related to the 2024 Note Exchange.
Convertible Senior Notes
In connection with the 2025 Note Exchange, on February 10, 2025, we entered into private, separately negotiated transactions and issued $146.7 million in aggregate principal amount of our 2031 Notes in exchange for $183.3 million in aggregate principal amount of our 2028 Notes.
As of June 30, 2025, we had 2028 Notes outstanding in an aggregate principal amount of $97.7 million, as a result of the 2025 Note Exchange, and 2031 Notes outstanding in an aggregate principal amount of $146.7 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchange.
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
In connection with the issuance of the 2028 Notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the 2028 Notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.
For additional details related to our Convertible Senior Notes and the 2025 Note Exchange, please see “Note 7 – Convertible Senior Notes, Net” to the condensed financial statements included in this quarterly report.
2029 Notes and Warrants
On February 29, 2024, the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its then-outstanding 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to the 2029 Notes indenture. The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind interest at a rate of 4.25% per annum payable semi-annually. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants (see “Note 4 – Fair Value Measurement” to the condensed financial statements included in this quarterly report for further details on the terms of the Warrants).

For additional details related to our 2029 Notes, please see “Note 6 – Non-convertible Notes, Net” to the condensed financial statements included in this quarterly report.
Contractual Obligations and Commitments
There have been no material changes from the contractual obligations and commitments previously disclosed in our most recent Annual Report on 10-K except that as of June 30, 2025 and as further described in "Note 7 — Convertible Senior Notes, Net" to the condensed financial statements included in this quarterly report:
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
2025 Note Exchange
During the six months ended June 30, 2025, the Company accounted for the 2025 Note Exchange as a debt extinguishment and recorded a gain of $37.1 million as the difference between the carrying amount of the February 2025 Exchanged Notes and the fair value of the 2031 Notes. The fair value of the 2031 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to the Company of a similar debt instrument.
Recent Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of June 30, 2025, we had unrestricted cash and cash equivalents of $94.3 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. On July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have continued to engage in settlement discussions facilitated by a mediator. If no settlement is reached, the stay will conclude on August 22, 2025, and the parties will return to litigation. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification. On July 14, 2025, the court issued a tentative ruling denying the motion for class certification, which ruling will be entered as an order. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
•We may be unable to replicate our business model for newer categories of consigned goods.
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
•The public disclosure of our Environmental, Social and Governance (“ESG”) metrics and goals may subject us to risks.
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
Risks Related to Our Leadership and Employees
•We may be unable to attract and retain key personnel or effectively manage leadership succession.
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
•Applications of existing tax laws, rules or regulations are subject to interpretation of taxing authorities.
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
We experienced net income (loss) of $(168.5) million, $(134.2) million and $51.0 million in 2023, 2024 and the six months ended June 30, 2025, respectively, and as of June 30, 2025 we had an accumulated deficit of $1,202.8 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
We may not be able to return to historic levels of revenue growth rate or effectively manage growth or new opportunities.
Our past revenue growth should not be considered indicative of future performance. For example, while we experienced revenue growth in 2019, 2021, 2022 and 2024, our revenue for fiscal 2023 decreased compared to 2022. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. While our business grew rapidly prior to the COVID-19 pandemic, the resale market for luxury goods may not develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. As we grow our business, our revenue growth rates may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain consignors, general economic conditions, including a recession, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, including as a result of our strategic shift to focus on higher value items or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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
While we have members from outside the United States who purchase items from our online marketplace, we have not expanded our physical operations internationally. If we choose to do so, we would need to adapt and would be subject to new risks relating to various local cultures, languages, standards, laws and regulations and policies as well as tariffs and trade-related restrictions, which could be significant. Our business model we employ may not appeal to consignors and buyers outside of the United States. Furthermore, to succeed with clients in international locations, it will be necessary to locate authentication centers in foreign markets and hire local employees in those markets, and we may have to invest in such facilities before demonstrating that we can successfully run operations outside of the United States. If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.
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
We previously updated our take rate structure with the goals of optimizing take rate, limiting consignment of lower value items, and increasing supply of higher value items. If such higher value items are not attractive to our existing consignors or buyers, or if such items do not attract new consignors or buyers, our revenues may fall short of expectations, our brand and reputation could be adversely affected and we may incur expenses that are not offset by revenues. In addition, our business may be adversely affected if we are unable to attract new and repeat consignors that supply the necessary high-quality, appropriately priced and in-demand luxury merchandise in this high value category. Additionally, as we enter into new categories, potential consignors may demand higher commissions than our current categories, which would adversely affect our take rate and operating results. Expansion of our offerings may also strain our management and operational resources, specifically the need to hire and manage additional authentication and market experts. We may also face novel challenges in our authentication process and methods as we expand our product offerings. In addition, we may experience greater competition in specific categories from companies that are more experienced in these categories. If any of these were to occur, it could damage our reputation, limit our growth and have an adverse effect on our operating results.
We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression, and other macroeconomic conditions or trends.
Our business and operating results are subject to global economic conditions, including tariffs and changes to global trade policies, and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including an economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of recent macroeconomic uncertainty, fluctuating interest rates, inflationary pressures, credit constraints, changes in trade and tariff policy, and geopolitical instability due in part to the conflict between Russia and Ukraine and the Israel-Hamas war. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including but not limited to fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
The public disclosure of our Environmental, Social and Governance ("ESG") metrics and goals may subject us to risks.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results. For example, in May 2024, we experienced a fire on the roof of one of our leased Secaucus warehouses. As of June 30, 2025, our discussions with the insurance company remain ongoing and our liabilities and expenses are expected to exceed our maximum insurance coverage amounts.
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
We are building automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging and may be subject to additional regulation. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures, or unforeseen or impermissible third-party use, of such technologies could cause interruptions in and delays to our operations which may harm our business. Moreover, developing, testing and deploying such technologies may also increase our operating expenses. Artificial intelligence technologies create specific risks that require tailored oversight. Insufficient oversight could lead to liability, governmental or regulatory scrutiny, financial loss, and reputational harm, and could cause us to incur additional costs to resolve such issues. We use artificial intelligence to make initial assessments on authenticity, to identify product characteristics, and to help predict consignor preferences, and we plan to expand our use of artificial intelligence into other areas of our business. We have created our own purpose-built technology, including "Athena," our artificial intelligence initiative. to operate our business, which may lack efficiency or become obsolete as we grow and we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, cause us to experience operational disruptions, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption. Any of the foregoing, as well as our failure to responsibly deploy artificial intelligence in our operations, the failure of artificial intelligence systems themselves, or the failure of our team members to identify and/or rectify erroneous or problematic outputs from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (the "EU"), the United Kingdom (the "UK") and other jurisdictions. For example, the California Consumer Privacy Act (the “CCPA”), requires covered companies to provide disclosures to California consumers and afford such consumers qualified privacy rights, such as rights of access, deletion and to opt-out of the sales and "sharing" of their personal information, which relates to "cross context behavioral advertising" or more commonly known as targeted advertising. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to automated opt-out preference signals. The new California Privacy Protection Agency completed its first round of rulemaking but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities, for its second round of rulemaking, which began in March 2023 and has yet to be finalized. It remains unclear how these new amendments will be interpreted or when the second round of rulemaking activity will conclude. The CCPA may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, several other U.S. states, including Virginia, Connecticut, Colorado, Utah, Delaware, Iowa, Indiana, Kentucky, Maryland, Montana, Minnesota, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee and Texas have passed similar consumer data privacy laws that impose general data minimization obligations on covered businesses and also extend privacy rights to individuals, including the rights to opt out of targeted advertising and respect automated opt-out preference signals. Many of these state laws also require covered businesses to provide consumers with the ability to opt-out of certain profiling or automated decision-making processes.
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
In addition, many of the underlying laws, rules and regulations imposing taxes and other obligations were established before the growth of the Internet and e-commerce. U.S. federal, state and local taxing authorities are currently reviewing the appropriate treatment of companies engaged in Internet commerce and considering changes to existing tax or other laws or may change interpretation of existing tax or other laws that could levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. If such tax or other laws, rules or regulations are amended or interpretations change, or if new unfavorable laws, rules or regulations are enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our services if we pass on such costs to our buyers or consignors, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.
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
As of June 30, 2025, the principal amount of our 2028 Notes was $97.7 million, the principal amount of our 2029 Notes was $140.8 million, and the principal amount of our 2031 Notes was $146.7 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

The indentures governing our Convertible Senior Notes and our 2029 Notes Indenture also set forth certain events of default after which our Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the 2028 Notes or 2029 Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the Notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.
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
In connection with the pricing of the 2028 Notes, we entered into privately negotiated capped call transactions with certain counterparties. The capped call transactions cover the number of shares of our common stock initially underlying the 2028 Notes. The capped call transactions are expected to offset the potential dilution to our common stock upon any conversion of the 2028 Notes. In connection with establishing their initial hedges of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2028 Notes (and are likely to do so on each exercise date of the capped call transactions), or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or early conversions of the 2028 Notes or otherwise. This activity could also cause or avoid an increase or a decrease in the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the second quarter of 2025.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Mark McCaffrey Appointed as Member of the Board of Directors
On August 5, 2025, the Board of Directors (the “Board”) of The RealReal, Inc. (the “Company”) appointed Mark McCaffrey to the Board as a Class I Director, with his term expiring at the Company’s 2026 annual meeting of stockholders or upon his successor having been elected and qualified.

Mr. McCaffrey has served as the Chief Financial Officer of GoDaddy, Inc. (NYSE:GDDY) since June 2021. Prior to this, Mr. McCaffrey worked at PricewaterhouseCoopers LLP ("PwC"), a professional services firm, for 26 years, including as a partner since July 2000. Most recently, Mr. McCaffrey served as PwC’s US Technology, Media and Telecommunications Leader. Mr. McCaffrey holds a B.B.A. degree in accounting from Pace University.

As a non-employee director, Mr. McCaffrey is entitled to receive compensation arrangements in accordance with the Company’s Director Compensation Program, which includes an annual cash retainer of $35,000, paid quarterly, and an annual equity award of $165,000 in restricted stock units under the Company’s 2019 Equity Incentive Plan, which will vest on the earlier of the one year anniversary of the grant of such equity award or the date immediately prior to the Company’s annual meeting of stockholders occurring after such date of grant, subject to continued service as a non-employee director through such vesting date. Initial cash retainers and equity awards are adjusted pro rata for the first partial year of service. In addition, the Company will enter into its form of Indemnity Agreement with Mr. McCaffrey, a copy of which has been filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2023.

There is no arrangement or understanding between Mr. McCaffrey and any other persons pursuant to which Mr. McCaffrey was appointed as a director. Furthermore, there are no transactions between Mr. McCaffrey and the Company that would be required to be reported under Item 404(a) of Regulation S-K.

Chief People Officer Transition

On August 4, 2025, the Company announced the departure of Chatelle Lynch, Chief People Officer, effective on August 15, 2025. The Board appointed Todd Suko to serve as Interim Chief People Officer, effective August 15, 2025. Mr. Suko currently serves as the Company’s Chief Legal Officer and Secretary and will continue to serve in these capacities while serving as Interim Chief People Officer.

Separation Agreement with Ms. Lynch

On August 4, 2025, Ms. Lynch entered into a separation agreement (the “Separation Agreement”) with the Company. Ms. Lynch’s separation will be treated as an involuntary termination without cause, effective August 15, 2025, consistent with her existing severance and change in control agreement with the Company (the “Severance Agreement”), a form of which was filed with the SEC as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2024. Pursuant to the Separation Agreement, subject to Ms. Lynch’s execution and non-revocation of a general release of claims in favor of the Company and compliance with applicable restrictive covenants, the Company will provide Ms. Lynch with the following payments and benefits, which constitute the payments and benefits to which she is entitled under the terms of her existing Severance Agreement: a lump sum cash payment equal to (i) 12 months of the executive’s annual salary plus target bonus, plus (ii) a prorated target bonus for the year of termination, plus (iii) 12 months of the employer subsidy portion of the executive’s monthly healthcare insurance premiums.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by the full text of the Separation Agreement, a copy of which is filed herewith as Exhibit 10.1 and incorporated by reference herein.

Compensation Arrangements with Mr. Suko

Also effective August 4, 2025, the Company entered into a letter agreement with Mr. Suko (the "Letter Agreement"), pursuant to which Mr. Suko is entitled to receive an additional stipend of $10,000 per month, subject to his continued service in the role of Interim Chief People Officer. This stipend will be prorated for any partial months of service in the role of Interim Chief People Officer and payable in accordance with the Company’s normal payroll practices.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by the full text of the Letter Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1†*	Separation Agreement, dated August 4, 2025, by and between The RealReal, Inc. and Chatelle Lynch.

10.2†*	Letter Agreement re: Interim Chief People Officer Compensation, dated August 4, 2025, by and between The RealReal, Inc. and Todd Suko.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The RealReal, Inc.

Date: August 7, 2025	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer