Form 10-Q
period 2025-09-30
TheRealReal, Inc.
filed 2025-11-10
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2025, the registrant had 116,682,847 shares of common stock, $0.00001 par value per share, outstanding.

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
•seasonal sales fluctuations;
•our ability to add capacity, capabilities and automation to our operations; and
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$108,422	$172,212
Accounts receivable, net	24,342	13,961
Inventory, net	29,698	23,583
Prepaid expenses and other current assets	19,961	22,913
Total current assets	182,423	232,669
Property and equipment, net	94,709	94,443
Operating lease right-of-use assets	68,465	75,714
Restricted cash	14,859	14,911
Other assets	5,756	5,358
Total assets	$366,212	$423,095
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$11,121	$11,004
Accrued consignor payable	86,803	89,718
Operating lease liabilities, current portion	24,077	22,835
Convertible Senior Notes, net, current portion	—	26,653
Other accrued and current liabilities	104,087	98,466
Total current liabilities	226,088	248,676
Operating lease liabilities, net of current portion	72,887	85,790
Convertible Senior Notes, net	230,463	276,807
Non-convertible notes, net	140,807	134,470
Warrant liability	75,472	78,584
Other noncurrent liabilities	5,547	6,144
Total liabilities	751,264	830,471
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 116,674,739 and 111,242,479 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	871,791	846,450
Accumulated deficit	(1,256,844)	(1,253,827)
Total stockholders’ deficit	(385,052)	(407,376)
Total liabilities and stockholders’ deficit	$366,212	$423,095
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Consignment revenue	$134,429	$116,908	$386,863	$345,270
Direct revenue	22,928	15,623	63,877	45,056
Shipping services revenue	16,216	15,224	48,054	46,163
Total revenue	173,573	147,755	498,794	436,489
Cost of revenue:
Cost of consignment revenue	14,318	13,326	41,033	39,714
Cost of direct revenue	18,130	12,925	50,550	38,970
Cost of shipping services revenue	12,205	10,791	35,592	32,347
Total cost of revenue	44,653	37,042	127,175	111,031
Gross profit	128,920	110,713	371,619	325,458
Operating expenses:
Marketing	14,146	11,604	45,549	40,646
Operations and technology	70,703	66,199	206,667	194,593
Selling, general and administrative	51,621	47,512	149,609	141,364
Restructuring charges	—	—	—	196
Total operating expenses	136,470	125,315	401,825	376,799
Loss from operations	(7,550)	(14,602)	(30,206)	(51,341)
Change in fair value of warrant liability	(43,928)	744	3,112	(9,209)
Gain on extinguishment of debt	3,684	—	40,785	4,177
Interest income	818	1,940	3,301	6,272
Interest expense	(7,085)	(5,948)	(20,443)	(15,468)
Other income, net	34	—	642	—
Loss before provision for income taxes	(54,027)	(17,866)	(2,809)	(65,569)
Provision for income taxes	24	72	208	178
Loss attributable to common stockholders	$(54,051)	$(17,938)	$(3,017)	$(65,747)
Loss per share attributable to common stockholders, basic	$(0.47)	$(0.16)	$(0.03)	$(0.61)
Loss per share attributable to common stockholders, diluted	$(0.49)	$(0.17)	$(0.38)	$(0.61)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	115,893,232	109,016,060	113,793,229	107,043,946
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	116,772,661	112,418,751	121,904,021	107,043,946
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
Settlement of Capped Calls	—	—	1,499	—	1,499
Issuance of common stock upon exercise of options	8,424	—	24	—	24
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,843,176	—	(54)	—	(54)
Stock-based compensation expense	—	—	7,438	—	7,438
Net income (loss)	—	—	—	62,400	62,400
Balance as of March 31, 2025	113,094,079	$1	$855,357	$(1,191,427)	$(336,069)
Issuance of common stock upon exercise of options	26,050	—	90	—	90
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,868,888	—	(29)	—	(29)
Issuance of common stock for exercises under ESPP	247,259	—	838	—	838
Stock-based compensation expense	—	—	8,292	—	8,292
Net income (loss)	—	—	—	(11,366)	(11,366)
Balance as of June 30, 2025	115,236,276	$1	$864,548	$(1,202,793)	$(338,244)
Settlement of Capped Calls	—	—	408	—	408
Issuance of common stock upon exercise of options	56,044	—	196		196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,382,419	—	(37)		(37)
Stock-based compensation expense	—	—	6,676		6,676
Net income (loss)	—	—	—	(54,051)	(54,051)
Balance as of September 30, 2025	116,674,739	$1	$871,791	$(1,256,844)	$(385,052)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of Capped Calls	—	—	396	—	396
Issuance of common stock upon exercise of options	14,873	—	7	—	7
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,232,416	—	(316)	—	(316)
Stock-based compensation expense	—	—	7,260	—	7,260
Net income (loss)	—	—	—	(31,101)	(31,101)
Balance as of March 31, 2024	105,917,789	$1	$823,672	$(1,150,726)	$(327,053)
Issuance of common stock upon exercise of options	23,870	—	105	—	105
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	2,220,293	—	(48)	—	(48)
Issuance of common stock for exercises under ESPP	333,753	—	624	—	624
Stock-based compensation expense	—	—	7,826	—	7,826
Net income (loss)	—	—	—	(16,708)	(16,708)
Balance as of June 30, 2024	108,495,705	$1	$832,179	$(1,167,434)	$(335,254)
Issuance of common stock upon exercise of options	2,500	—	6	—	6
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,191,741	—	(103)	—	(103)
Stock-based compensation expense	—	—	7,876	—	7,876
Net income (loss)	—	—	—	(17,938)	(17,938)
Balance as of September 30, 2024	109,689,946	$1	$839,958	$(1,185,372)	$(345,413)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net loss	$(3,017)	$(65,747)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	24,840	24,806
Stock-based compensation expense	22,172	22,580
Reduction of operating lease right-of-use assets	11,957	11,280
Bad debt expense	2,045	1,844
Non-cash interest expense	1,483	3,761
Issuance costs allocated to liability classified warrants	—	374
Accretion of debt discounts and issuance costs	1,663	1,607
Provision for inventory write-downs and shrinkage	2,228	2,479
Gain on debt extinguishment	(40,785)	(4,177)
Change in fair value of warrant liability	(3,112)	9,209
Loss (gain) related to warehouse fire, net	(362)	279
Other adjustments	(29)	(628)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,426)	(571)
Inventory, net	(8,343)	96
Prepaid expenses and other current assets	1,079	990
Other assets	(499)	229
Operating lease liability	(16,369)	(15,263)
Accounts payable	663	837
Accrued consignor payable	(2,915)	(5,006)
Other accrued and current liabilities	7,201	10,036
Other noncurrent liabilities	16	(163)
Net cash used in operating activities	(12,510)	(1,148)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	2,309	461
Capitalized proprietary software development costs	(9,658)	(8,051)
Purchases of property and equipment	(14,955)	(9,168)
Net cash used in investing activities	(22,304)	(16,758)
Cash flow from financing activities:
Proceeds from exercise of stock options	310	118
Taxes paid related to restricted stock vesting	(120)	(467)
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	838	624
Repayment of 2025 Notes	(26,749)	—
Cash received from settlement of Capped Calls in conjunction with the Note Exchanges	1,907	396
Issuance costs paid related to the Note Exchanges	(5,214)	(5,298)
Net cash used in financing activities	(29,028)	(4,627)
Net decrease in cash, cash equivalents and restricted cash	(63,842)	(22,533)
Cash, cash equivalents and restricted cash
Beginning of period	187,123	190,623
End of period	$123,281	$168,090

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$17,443	$10,160
Cash paid for income taxes	$331	$197
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	782	1,834
Capitalized proprietary software development costs additions not yet paid in cash	1,007	1,374
Stock-based compensation capitalized to proprietary software development costs	267	381
Liability classified warrants issued in connection with the 2024 Note Exchange	—	10,417
Net decrease in principal amount of debt due to the 2024 Note Exchange	—	(17,232)
Net decrease in principal amount of debt due to the February 2025 Note Exchange	(36,656)	—
Net decrease in principal amount of debt due to the August 2025 Note Exchange	(6,084)	—
Issuance costs associated with the Note Exchanges included in accounts payable and other accrued and current liabilities	1,336	—

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
The condensed balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three and nine months ended September 30, 2025 and 2024, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) items in the periods presented.
These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 21, 2025.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, fair value of warrant liability, initial fair value of non-convertible notes issued in the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net), initial fair value of convertible notes issued in the 2025 Note Exchanges (see Note 7 — Convertible Senior Notes, Net), incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2024 Annual Report on Form 10-K. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2024 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
Net Loss per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires loss available or attributable to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and nine months ended September 30, 2025 and 2024.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of September 30, 2025 and December 31, 2024.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.9 million in restricted cash as of September 30, 2025 and December 31, 2024.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$108,422	$172,212	$153,179
Restricted cash	14,859	14,911	14,911
Total cash, cash equivalents and restricted cash	$123,281	$187,123	$168,090
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $0.7 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $2.5 million during the nine months ended September 30, 2025 and 2024, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $24.7 million and $22.4 million as of September 30, 2025 and December 31, 2024, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.9 million and $4.8 million as of September 30, 2025 and December 31, 2024, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of September 30, 2025 and December 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and nine months ended September 30, 2025 and 2024.
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

	September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$33,417	$—	$—	$33,417
Money market funds	75,005	—	—	75,005
Total cash and cash equivalents	$108,422	$—	$—	$108,422

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$24,870	$—	$—	$24,870
Money market funds	147,342	—	—	147,342
Total cash and cash equivalents	$172,212	$—	$—	$172,212

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

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$75,005	$—	$—	$75,005
Total	$75,005	$—	$—	$75,005
Financial liabilities:
Warrants	$—	$—	$75,472	$75,472
Total	$—	$—	$75,472	$75,472

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$147,342	$—	$—	$147,342
Total	$147,342	$—	$—	$147,342
Financial liabilities:
Warrants	$—	$—	$78,584	$78,584
Total	$—	$—	$78,584	$78,584
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in thousands):

	September 30, 2025		December 31, 2024
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Notes	$—	$—	$26,653	$26,493
2028 Notes	$47,647	$42,610	$276,807	$216,291
2029 Notes	$140,807	$152,992	$134,470	$140,889
2031 Notes	$182,816	$227,877	$—	$—
During the period ended June 30, 2025, the Company repaid the outstanding principal amount of the 3.00% convertible senior notes due 2025 (the "2025 Notes") at maturity. The outstanding principal amounts of the 1.00% convertible senior notes due 2028 (the "2028 Notes"), 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) and 4.00% convertible senior notes due 2031 (the “2031 Notes” and, together with the 2028 Notes, and the 2029 Notes, the "Notes") are $48.2 million, $143.8 million and $190.1 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts are the unamortized debt issuance costs and debt premiums.
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
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	September 30, 2025	December 31, 2024
Stock price	$10.63	$10.93
Exercise price	$1.71	$1.71
Expected life in years	3.42	4.17
Expected volatility	101.68%	96.75%
Expected dividends	—%	—%
Discount rate	3.61%	4.38%

The following table presents the activity related to the Warrants during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$31,544	$20,370	$78,584	$—
Issuance of warrants	—	—	—	10,417
Change in fair value	43,928	(744)	(3,112)	9,209
Ending balance	$75,472	$19,626	$75,472	$19,626

Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Proprietary software	$44,092	$47,416
Furniture and equipment	61,852	51,959
Automobiles	2,281	2,036
Leasehold improvements	92,594	88,840
Property and equipment, gross	200,819	190,251
Less: Accumulated depreciation and amortization	(106,110)	(95,808)
Property and equipment, net	$94,709	$94,443
Depreciation and amortization expense on property and equipment was $8.2 million and $8.1 million for the three months ended September 30, 2025 and 2024, respectively, and $24.7 million and $24.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Returns reserve	$24,656	$22,409
Accrued compensation	29,588	24,749
Accrued sales tax and other taxes	9,416	9,727
Site credit and gift card liability	17,770	15,542
Accrued marketing and outside services	6,788	6,403
Accrued shipping	2,970	3,270
Accrued interest	2,000	4,996
Deferred revenue	3,404	2,441
Other	7,495	8,929
Other accrued and current liabilities	$104,087	$98,466

Note 6. Non-convertible Notes, Net
2024 Note Exchange
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the nine months ended September 30, 2025, $5.9 million was added to the principal amounts outstanding due to accrued PIK interest. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants). As a result of the 2024 Note Exchange, the Company's principal debt balance decreased $17.2 million as of the closing date of the 2024 Note Exchange.
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
The indenture governing the 2029 Notes (the "2029 Notes Indenture") contains certain covenants, which include (i) a covenant by the Company not to permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any)) to be less than $25 million as of the last day of any month, (ii) limitations on the Company’s and certain of its future subsidiaries’ (if any) ability to, among other things, (a) grant or incur liens securing indebtedness, (b) incur assume or guarantee additional indebtedness, (c) enter into transactions with affiliates, (d) sell or otherwise dispose of assets, including capital stock of subsidiaries, (e) make certain restricted payments or other investments, or (f) pay dividends or make other distributions (including loans and other advances and (iii) limitations, in the case of the Company and any future guarantor (if any), to consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person. As of September 30, 2025, the Company was in compliance with all such covenants.
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
A schedule of the Company's future maturities for the 2029 Notes, with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2025 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(3,017)
Less amounts related to PIK interest	(22,807)
Net carrying amount	$140,807
Note 7. Convertible Senior Notes, Net
February 2025 Note Exchange
On February 10, 2025, the Company entered into an exchange agreement with certain holders of its 2028 Notes to exchange $183.3 million in aggregate principal amount of the 2028 Notes (the “February 2025 Exchanged Notes”) for $146.7 million in aggregate principal amount of the Company's 2031 Notes, pursuant to an indenture (such exchange, the “February 2025 Note Exchange” and, together with the August 2025 Note Exchange and the 2024 Note Exchange, the "Note Exchanges" and such indenture, the "2031 Notes Indenture"). As a result of the February 2025 Note Exchange, the Company's principal debt balance decreased $36.7 million. The Company did not receive any cash connected to the February 2025 Note Exchange.
The 2031 Notes bear cash interest at a rate of 4.00% per annum payable semi-annually in arrears; provided that, solely with respect to the interest payment due on August 15, 2025, the 2031 Notes will bear additional cash interest at the rate of 1.25% per year from September 1, 2024 to but excluding February 10, 2025, which interest will be paid in consideration for the accrued and unpaid interest on the February 2025 Exchanged Notes.
As the terms of the 2031 Notes issued on February 10, 2025 were deemed to have substantially different terms from the February 2025 Exchanged Notes, the February 2025 Note Exchange was accounted for as an extinguishment of the February 2025 Exchanged Notes. In connection with debt extinguishment accounting, the Company recorded a gain of $37.1 million as the difference between the carrying amount of the February 2025 Exchanged Notes and the fair value of the 2031 Notes issued in the February 2025 Note Exchange. Included in the recorded gain are unamortized debt discounts and issuance costs related to the February 2025 Exchanged Notes.
The Company recorded $5.2 million of issuance costs related to the 2031 Notes issued in connection with the February 2025 Note Exchange, which are being amortized to interest expense through the expected maturity of the 2031 Notes at an effective interest rate of 4.79%.
The 2031 Notes Indenture does not contain any financial covenants; it does contain customary covenants and events of default.
August 2025 Note Exchange
On August 20, 2025, the Company entered into an exchange agreement with certain holders of its 2028 Notes to exchange $49.5 million in aggregate principal amount of the 2028 Notes (the “August 2025 Exchanged Notes”, and together with the "February 2025 Exchanged Notes", the "2025 Exchanged Notes") for $43.4 million in aggregate principal amount of the Company's 2031 Notes, pursuant to the 2031 Notes Indenture (such exchange, the “August 2025 Note Exchange”, and together with the "February 2025 Note Exchange", the "2025 Note Exchanges"). As a result of the August 2025 Note Exchange, the Company's principal debt balance decreased $6.1 million. The Company did not receive any cash connected to the August 2025 Note Exchange.
As the terms of the 2031 Notes issued on August 20, 2025 were deemed to have substantially different terms from the August 2025 Exchanged Notes, the August 2025 Note Exchange was accounted for as an extinguishment of the August 2025 Exchanged Notes. In connection with debt extinguishment accounting, the Company recorded a gain of $3.7 million as the difference between the carrying amount of the August 2025 Exchanged Notes and the fair value of the 2031 Notes issued in the August 2025 Note Exchange. Included in the recorded gain are unamortized debt discounts and issuance costs related to the August 2025 Exchanged Notes.
The Company recorded $1.3 million of issuance costs related to the 2031 Notes, which are being amortized to interest expense through the expected maturity of the 2031 Notes at an effective interest rate of 3.79%.
The 2031 Notes issued on August 20, 2025, together with the 2031 Notes previously issued by the Company on February 10, 2025, will form a single class of $190.1 million aggregate principal amount of 2031 Notes and will mature on February 15, 2031. As of September 30, 2025, the carrying amount of the 2031 Notes is $182.8 million, net of unamortized issuance costs and debt discount, net of $7.3 million. The 2031 Notes were classified as long-term liabilities as of September 30, 2025.
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
On and after December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The conditions allowing holders of any of the 2028 Notes and 2031 Notes to convert were not met as of September 30, 2025.
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

The carrying amount of the 2028 Notes is $47.6 million as of September 30, 2025, with a principal of $48.2 million, net of unamortized issuance costs of $0.6 million. The 2028 Notes were classified as long term liabilities as of September 30, 2025. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%. The carrying amount of the 2031 Notes is $182.8 million as of September 30, 2025, with a principal of $190.1 million, net of the $6.0 million unamortized issuance costs and debt discount, net of $1.2 million. The 2031 Notes were classified as long-term liabilities as of September 30, 2025.
The following table sets forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$—	$201	$368	$1,330
Amortization of debt issuance costs	—	51	97	331
Total interest and amortization expense	$—	$252	$465	$1,661
The following table sets forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$191	$703	$721	$2,119
Amortization of debt issuance costs	89	323	387	983
Total interest and amortization expense	$280	$1,026	$1,108	$3,102
The following table sets forth the amounts recorded in interest expense related to the 2031 Notes as of the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,665	$—	$3,930	$—
Amortization of debt issuance costs	313	—	781	—
Total interest and amortization expense	$1,978	$—	$4,711	$—
A schedule of the Company's future maturities for the Convertible Senior Notes, is as follows (in thousands):

Fiscal Year	2028 Notes	2031 Notes
2025	$—	$—
2026	—	—
2027	—	—
2028	48,201	—
2029	—	—
2030	—	—
2031	—	190,079
Total principal payments	48,201	190,079
Less unamortized debt issuance costs	(554)	(7,263)
Net carrying amount	$47,647	$182,816

Capped Call Transactions with Respect to the 2025 Notes and 2028 Notes
In connection with the issuance of the 2025 Notes and 2028 Notes, including the initial purchasers’ exercise of the option to purchase additional 2025 Notes and 2028 Notes, the Company entered into capped call transactions with respect to its common stock with certain financial institutions (collectively, the “Counterparties”). The Company paid an aggregate amount of approximately $22.5 million to the Counterparties in connection with the 2025 Notes capped call transactions (the “2025 Capped Calls”) and $33.7 million to the Counterparties in connection with the 2028 Notes capped call transactions (the “2028 Capped Calls” and, together with the 2025 Capped Calls, the “Capped Calls”). The 2025 Capped Calls and 2028 Capped Calls initially covered approximately 9,705,454 shares and 9,040,869 shares of the Company’s common stock at a strike price that corresponds to the initial conversion price of the 2025 Notes and the 2028 Notes, respectively. The 2025 Capped Calls and the 2028 Capped Calls are subject to anti-dilution adjustments that are intended to be substantially identical to those in the 2025 Notes and the 2028 Notes, as applicable, and are exercisable upon conversion of the 2025 Notes or the 2028 Notes, as applicable. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offer and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. The 2025 Capped Calls settle in components, which settlement commenced on April 16, 2025 with the last component having expired on June 12, 2025. The initial 2025 Capped Calls entered into in connection with the issuance of the 2025 Notes expired upon the maturity of the 2025 Notes on June 15, 2025. The 2028 Capped Calls settle in components commencing on December 31, 2027 with the last component scheduled to expire on February 28, 2028.
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
These Capped Call instruments meet the conditions outlined in ASC 815-40 to be classified in stockholders’ equity, are not accounted for as derivatives, and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company initially recorded a reduction to additional paid-in capital of approximately $22.5 million and $33.7 million related to the premium payments for the 2025 Capped Call and 2028 Capped Call transactions, respectively.
The Company received $0.4 million, $1.5 million and $0.4 million in cash in connection with settling certain Capped Calls in connection with the 2024 Note Exchange, February 2025 Note Exchange and August 2025 Note Exchange, respectively. After giving effect to such settlements, the 2028 Capped Calls outstanding cover approximately 1,515,752 shares of the Company's common stock. As the Capped Calls were equity classified, the proceeds from settlement of these Capped Calls were recorded to additional paid in capital.
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
As of September 30, 2025, there was total unrecognized compensation expense of $34.4 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 1.8 years. As of September 30, 2025, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which included (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of September 30, 2025, the unrecognized expense for the PSUs is $0.8 million and the unrecognized expense for RSUs is $1.9 million.
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
There were 247,259 and 333,753 shares purchased by employees under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized compensation costs related to the purchase rights under the ESPP was immaterial.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketing	$27	$225	$754	$707
Operations and technology	2,294	2,533	7,195	7,527
Selling, general and administrative	4,284	5,000	14,223	14,346
Total	$6,605	$7,758	$22,172	$22,580
During the three and nine months ended September 30, 2025 and 2024, the Company capitalized an immaterial amount of stock-based compensation expense to proprietary software.

Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.4 million and $5.2 million for the three months ended September 30, 2025 and 2024, respectively, and $16.0 million and $15.6 million for the nine months ended September 30, 2025 and 2024, respectively. The Company also incurred $1.3 million of variable lease costs for the three months ended September 30, 2025 and 2024, and $4.0 million and $4.2 million of variable lease costs for the nine months ended September 30, 2025 and 2024, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$7,424
2026	29,942
2027	26,366
2028	23,708
2029	13,384
Thereafter	10,865
Total future minimum payments	$111,689
Less: Imputed interest	(14,725)
Present value of operating lease liabilities	$96,964
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows used for operating leases	$21,369	$20,690
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$4,708	$4,074
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2025
Weighted average remaining lease term	4.09
Weighted average discount rate	6.9%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of September 30, 2025 and December 31, 2024.
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
The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$173,573	$147,755	$498,794	$436,489
Less:
Cost of consignment revenue	14,318	13,326	41,033	39,714
Cost of direct revenue	18,130	12,925	50,550	38,970
Cost of shipping services revenue	12,205	10,791	35,592	32,347
Total cost of revenue	44,653	37,042	127,175	111,031
Gross Profit	128,920	110,713	371,619	325,458
Less:
People costs	78,687	72,362	230,555	212,356
Software and purchased services	27,679	25,042	83,487	79,471
Occupancy expense	9,864	9,249	28,913	27,938
Depreciation and amortization(1)	8,074	8,135	24,436	24,604
Stock-based compensation	6,605	7,758	22,172	22,580
Administration and other segment expenses (2)	3,850	2,769	10,551	8,665
Legal settlement	—	—	—	600
Restructuring and one time expenses (3)	1,711	—	1,711	585
Total operating expenses	136,470	125,315	401,825	376,799
Interest income	818	1,940	3,301	6,272
Interest expense	(7,085)	(5,948)	(20,443)	(15,468)
Gain on extinguishment of debt	3,684	—	40,785	4,177
Change in fair value of warrant liability	(43,928)	744	3,112	(9,209)
Other income, net	34	—	642	—
Provision for income taxes	(24)	(72)	(208)	(178)
Net loss attributable to common stockholders	$(54,051)	$(17,938)	$(3,017)	$(65,747)
(1) Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of revenue.
(2) Administration and other segment expenses include insurance, supplies, and taxes.
(3) Restructuring and one time expenses for the three and nine months ended September 30, 2025 consist of employee severance costs associated with a departmental reorganization, including certain executives, recorded within Marketing and Selling, General and Administrative expenses on the condensed statements of operations. Restructuring and one time expenses for the nine months ended September 30, 2024 reflect estimated losses related to the fire at one of our New Jersey authentication centers, net of estimated insurance recoveries and employee severance charges related to the 2023 savings plan, which included the closure of certain retail and office locations and a workforce reduction.
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
As of September 30, 2025, discussions with the insurance company are still ongoing. Based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries for fire related costs for which recovery was deemed probable.
The Company recorded a gain related to the fire of $0.4 million for the nine months ended September 30, 2025 within Other Income, net on the condensed statements of operations.
As of September 30, 2025 and December 31, 2024, the Company recorded $0.4 million and $2.5 million of insurance receivables within prepaid and other current assets in the condensed balance sheet, respectively. During the nine months ended September 30, 2025, the Company has received $3.7 million in payments from insurers towards its claims to cover the impacts of the fire. $1.4 million of the payments are included within net cash flows from operating activities and $2.3 million of the payments are included within net cash flows from investing activities in the condensed statements of cash flows due to the nature of the insurance payments.
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2028. As of September 30, 2025, there were no material changes to the Company’s noncancelable purchase commitments disclosed in the financial statements in the Company's 2024 Annual Report on Form 10-K.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. On July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions facilitated by a mediator over the course of two years but were unable to reach a settlement. On October 6, 2025, the stay was lifted. Before returning to litigation, the court scheduled a settlement conference for December 5, 2025 at the parties’ request to see if the matter can be resolved. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification. On July 22, 2025, the court entered an order denying the motion for class certification. On September 19,

2025, plaintiff filed a notice of appeal of the class certification decision, which appeal remains pending. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
Note 12. Income Taxes
The Company's provision for income taxes was immaterial for the three and nine months ended September 30, 2025 and 2024.
The Company maintained a full valuation allowance of $306.9 million against its gross deferred tax assets which were $331.5 million as of September 30, 2025. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of September 30, 2025, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $3.5 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of September 30, 2025. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in 2025. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized discretely in the period in which the legislation is enacted, which occurred during the three months ended September 30, 2025. Therefore, the Company has reflected an immaterial effect of the OBBBA within the provision for income taxes for the nine months ended September 30, 2025.

Note 13. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders, basic	$(54,051)	$(17,938)	$(3,017)	$(65,747)
Effect of gain related to liability classified common stock warrants	—	(744)	(3,112)	—
Effect of gain on debt extinguishment	(3,684)	—	(40,785)	—
Effect of coupon interest and amortization expense related to the 2025 Exchanged Notes	103	—	740	—
Net loss attributable to common stockholders, diluted	$(57,632)	$(18,682)	$(46,174)	$(65,747)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic	115,893,232	109,016,060	113,793,229	107,043,946
Effect of dilutive liability classified common stock warrants	—	3,402,691	5,916,981	—
Effect of dilutive 2025 Exchanged Notes	879,429	—	2,193,811	—
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, diluted	116,772,661	112,418,751	121,904,021	107,043,946
Net loss per share attributable to common stockholders:
Basic	$(0.47)	$(0.16)	$(0.03)	$(0.61)
Diluted	$(0.49)	$(0.17)	$(0.38)	$(0.61)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	779,960	1,029,551	779,960	1,029,551
Restricted stock units	10,872,286	16,152,762	10,872,286	16,152,762
Estimated shares issuable under the Employee Stock Purchase Plan	94,048	114,733	94,048	114,733
Anti-dilutive Convertible Senior Notes	19,687,744	10,342,056	21,243,656	10,342,056
Warrants to purchase common stock	7,894,737	—	—	7,894,737
Total	39,328,775	27,639,102	32,989,950	35,533,839

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
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2025 and 2024, our overall take rate on consigned goods was 37.9% and 38.6%, respectively. The decrease in our take rate was due to sales mix into higher value items. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 40 million members as of September 30, 2025. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In the three months ended September 30, 2025 and 2024, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of September 30, 2025, 16% of our buyers during the last twelve months also consigned items, and 49% of our consignors during the past twelve months also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel and more recently through tools to encourage flywheel behavior like the "Reconsign" module on our platform. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except AOV and percentages)
GMV	$519,814	$433,074	$1,514,324	$1,325,929
NMV	$397,062	$335,191	$1,147,196	$999,428
Consignment revenue	$134,429	$116,908	$386,863	$345,270
Direct revenue	$22,928	$15,623	$63,877	$45,056
Shipping services revenue	$16,216	$15,224	$48,054	$46,163
Number of orders	890	829	2,627	2,489
Take rate	37.9%	38.6%	38.1%	38.5%
Active buyers	1,024	958	1,024	958
AOV	$584	$522	$576	$533
Gross Merchandise Value ("GMV")
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
Net Merchandise Value ("NMV")
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
Adjusted EBITDA means GAAP net income (loss) before interest income, interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, legal settlement charges, restructuring charges, gain on extinguishment of debt, change in fair value of warrant liability and restructuring and other expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA Reconciliation:
Net loss	$(54,051)	$(17,938)	$(3,017)	$(65,747)
Depreciation and amortization	8,209	8,270	24,840	24,806
Interest income	(818)	(1,940)	(3,301)	(6,272)
Interest expense	7,085	5,948	20,443	15,468
Provision for income taxes	24	72	208	178
EBITDA	(39,551)	(5,588)	39,173	(31,567)
Stock-based compensation	6,605	7,758	22,172	22,580
Payroll taxes expense on employee stock transactions	285	76	1,084	250
Legal settlement	—	—	—	600
Gain on extinguishment of debt (2)	(3,684)	—	(40,785)	(4,177)
Change in fair value of warrant liability (3)	43,928	(744)	(3,112)	9,209
Restructuring and other (4)	1,711	822	1,711	1,407
Adjusted EBITDA	$9,294	$2,324	$20,243	$(1,698)
(1) The gain on extinguishment of debt for the three and nine months ended September 30, 2025 reflects the difference between the carrying value of the 2025 Exchanged Notes and the fair value of the 2031 Notes. The gain on extinguishment of debt for the nine months ended September 30, 2024 reflects the difference between the carrying value of the 2024 Exchanged Notes and the fair value of the 2029 Notes.
(2) The change in fair value of warrant liability for the three and nine months ended September 30, 2025 and September 30, 2024 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.
(3) Restructuring and other expenses for the three and nine months ended September 30, 2025 consist of employee severance costs associated with a departmental reorganization, including certain executives, recorded within Marketing and Selling, General and Administrative expenses on the condensed statements of operations. Restructuring and other expenses for the three and nine months ended September 30, 2024 reflect estimated losses related to the fire at one of our New Jersey authentication centers, net of estimated insurance recoveries and employee severance related charges related to the 2023 savings plan, which included the closure of certain retail and office locations and a workforce reduction. See "Note 11 - Commitments and Contingencies" in the notes to the unaudited financial statements for disclosure regarding the fire event.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Consignment revenue	$134,429	$116,908	$386,863	$345,270
Direct revenue	22,928	15,623	63,877	45,056
Shipping services revenue	16,216	15,224	48,054	46,163
Total revenue	173,573	147,755	498,794	436,489
Cost of revenue:
Cost of consignment revenue	14,318	13,326	41,033	39,714
Cost of direct revenue	18,130	12,925	50,550	38,970
Cost of shipping services revenue	12,205	10,791	35,592	32,347
Total cost of revenue	44,653	37,042	127,175	111,031
Gross profit	128,920	110,713	371,619	325,458
Operating expenses:
Marketing	14,146	11,604	45,549	40,646
Operations and technology	70,703	66,199	206,667	194,593
Selling, general and administrative	51,621	47,512	149,609	141,364
Restructuring charges	—	—	—	196
Total operating expenses	136,470	125,315	401,825	376,799
Loss from operations	(7,550)	(14,602)	(30,206)	(51,341)
Change in fair value of warrant liability	(43,928)	744	3,112	(9,209)
Gain on extinguishment of debt	3,684	—	40,785	4,177
Interest income	818	1,940	3,301	6,272
Interest expense	(7,085)	(5,948)	(20,443)	(15,468)
Other income, net	34	—	642	—
Loss before provision for income taxes	(54,027)	(17,866)	(2,809)	(65,569)
Provision for income taxes	24	72	208	178
Net loss	$(54,051)	$(17,938)	$(3,017)	$(65,747)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Consignment revenue	78%	79%	78%	79%
Direct revenue	13	11	12	10
Shipping services revenue	9	10	10	11
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	8	9	8	9
Cost of direct revenue	10	9	10	9
Cost of shipping services revenue	7	7	7	7
Total cost of revenue	25	25	25	25
Gross profit	75	75	75	75
Operating expenses:
Marketing	8	8	9	9
Operations and technology	41	45	41	45
Selling, general and administrative	30	32	30	32
Restructuring charges	—	—	—	—
Total operating expenses	79	85	80	86
Loss from operations	(4)	(10)	(5)	(11)
Change in fair value of warrant liability	(25)	1	1	(2)
Gain on extinguishment of debt	2	—	8	1
Interest income	—	1	1	1
Interest expense	(4)	(4)	(4)	(4)
Other income, net	—	—	—	—
Loss before provision for income taxes	(31)	(12)	1	(15)
Provision for income taxes	—	—	—	—
Net loss	(31)%	(12)%	1%	(15)%
Comparison of the Three Months Ended September 30, 2025 and 2024
Consignment Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Consignment revenue	$134,429	$116,908	$17,521	15%
Consignment revenue increased by $17.5 million, or 15% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in revenue was driven primarily by an increase in consignment GMV during the three months ended September 30, 2025. GMV growth during the three months ended September 30, 2025 was driven by an 12% increase in our AOV and 7% increase in the number of orders. Our take rate decreased to 37.9% from 38.6% during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to sales mix into higher value items.
Direct Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Direct revenue	$22,928	$15,623	$7,305	47%

Direct revenue increased by $7.3 million, or 47%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by higher sell through of high value inventory acquired from businesses or individual sellers and inventory acquired from out of policy returns. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$16,216	$15,224	$992	7%
Shipping services revenue increased by $1.0 million, or 7%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to a 7% increase in the number of orders in the three months ended September 30, 2025.
Cost of Consignment Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$14,318	$13,326	$992	7%
Cost of consignment revenue increased by $1.0 million, or 7%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by higher consignment volume, partially offset by increased operational efficiencies.
Consignment revenue gross margin increased by 75 basis points in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to an increase in consignment revenue and increased operational efficiencies during the three months ended September 30, 2025.
Cost of Direct Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$18,130	$12,925	$5,205	40%
Cost of direct revenue increased by $5.2 million, or 40%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin increased by 366 basis points for the three months ended September 30, 2025, primarily due to category mix of products sold during the three months ended September 30, 2025.
Cost of Shipping Services Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$12,205	$10,791	$1,414	13%
Cost of shipping services revenue increased by $1.4 million, or 13%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a 7% increase in the number of orders and higher carrier costs.
Shipping services revenue gross margin decreased by 438 basis points for the three months ended September 30, 2025, primarily due to higher carrier costs.

Total Gross Margin
Our total gross margin decreased by 60 basis points in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Marketing	$14,146	$11,604	$2,542	22%
Marketing expense increased by $2.5 million, or 22%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase in advertising costs and employee severance related costs.
As a percent of revenue, marketing expense remained flat at 8% in the three months ended September 30, 2025 and 2024. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Operations and technology	$70,703	$66,199	$4,504	7%
Operations and technology expense increased by $4.5 million, or 7%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was driven by higher variable hourly compensation from increased volume compared to the prior period.
As a percent of revenue, operations and technology expense decreased to 41% from 45% in the three months ended September 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$51,621	$47,512	$4,109	9%
Selling, general and administrative expense increased by $4.1 million, or 9%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to higher employee costs and employee severance related costs.
As a percent of revenue, selling, general and administrative expense decreased to 30% from 32% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(43,928)	$744	$(44,672)	100%

The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the 2024 Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three months ended September 30, 2025, we incurred a loss of $43.9 million due to the increase in the fair value of the warrants outstanding at September 30, 2025.
Gain on Extinguishment of Debt

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$3,684	$—	$3,684	100%
Gain on extinguishment of debt increased by $3.7 million, or 100% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to the gain recorded from the extinguishment of the August 2025 Exchanged Notes (as defined below) and the issuance of the additional 2031 Notes during the three months ended September 30, 2025 (See Note 7 — Convertible Senior Notes, Net).
Interest Income

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest income	$818	$1,940	$(1,122)	(58)%
Interest income decreased by $1.1 million, or 58%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 due to lower average cash balances.
Interest Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest expense	$(7,085)	$(5,948)	$(1,137)	19%
Interest expense increased by $1.1 million, or 19% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the interest expense related to the 2031 Notes issued in the 2025 Note Exchanges.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Consignment Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$386,863	$345,270	$41,593	12%
Consignment revenue increased by $41.6 million, or 12%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was driven primarily by an increase in consignment GMV, a 8% increase in our AOV and 6% increase in the number of orders during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Our take rate decreased to 38.1% from 38.5% during the nine months ended September 30, 2025 compared to the same period last year due to sales mix into higher value items.
Direct Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Direct revenue	$63,877	$45,056	$18,821	42%
Direct revenue increased by $18.8 million, or 42%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by higher sell through of high value inventory acquired from businesses or individual sellers and inventory acquired from out of policy returns. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$48,054	$46,163	$1,891	4%
Shipping services revenue increased by $1.9 million, or 4%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to a 6% increase in the number of orders in the nine months ended September 30, 2025.
Cost of Consignment Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$41,033	$39,714	$1,319	3%
Cost of consignment revenue increased by $1.3 million, or 3%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by higher consignment volume, partially offset by increased operational efficiencies.
Consignment revenue gross margin increased by 90 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by the increase in consignment revenue and increased operational efficiencies.
Cost of Direct Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$50,550	$38,970	$11,580	30%
Cost of direct revenue increased by $11.6 million, or 30%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin increased by 736 basis points for the nine months ended September 30, 2025, due to an increase in direct revenue and improved product margins during the nine months ended September 30, 2025.
Cost of Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$35,592	$32,347	$3,245	10%

Cost of shipping services revenue increased by $3.2 million, or 10%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a 6% increase in the number of orders and higher carrier costs.
The shipping services revenue gross margin decreased by 400 basis points for the nine months ended September 30, 2025, primarily due to increased order volume and higher carrier costs.
Total Gross Margin
Our total gross margin remained flat at 75% in the nine months ended September 30, 2025 and the nine months ended September 30, 2024. Gross margin may vary from period to period.
Marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Marketing	$45,549	$40,646	$4,903	12%
Marketing expense increased by $4.9 million, or 12%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to increased advertising costs.
As a percent of revenue, marketing expense remained flat at 9% in the nine months ended September 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Operations and Technology

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Operations and technology	$206,667	$194,593	$12,074	6%
Operations and technology expense increased by $12.1 million, or 6%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was driven by higher variable hourly compensation from increased volume compared to the prior period.
As a percent of revenue, operations and technology expense decreased to 41% from 45% in the nine months ended September 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$149,609	$141,364	$8,245	6%
Selling, general and administrative expense increased by $8.2 million, or 6%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to higher employee costs and employee severance related costs, partially offset by a decrease in legal fees.
As a percent of revenue, selling, general and administrative expense decreased to 30% from 32% in the nine months ended September 30, 2025 and 2024, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.

Restructuring charges

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Restructuring charges	$—	$196	$(196)	(100)%
We did not incur any restructuring charges during the nine months ended September 30, 2025, compared to the $0.2 million during the nine months ended September 30, 2024.
Change in Fair Value of Warrant Liability

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$3,112	$(9,209)	$12,321	100%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the 2024 Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the nine months ended September 30, 2025, we incurred a gain of $3.1 million due to the decrease in the fair value of the warrants outstanding at September 30, 2025.
Gain on Extinguishment of Debt

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$40,785	$4,177	$36,608	100%
Gain on extinguishment of debt increased by $36.6 million, or over 100% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to the gain recorded from the extinguishment of the 2025 Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the nine months ended September 30, 2025 (See Note 7 — Convertible Senior Notes, Net).
Interest Income

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest income	$3,301	$6,272	$(2,971)	(47)%
Interest income decreased by $3.0 million, or 47% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to lower average cash balances.
Interest Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest expense	$(20,443)	$(15,468)	$(4,975)	32%
Interest expense increased by $5.0 million, or 32% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to the full-period impact of the 2029 Notes during the nine months ended September 30, 2025 compared to a partial period of interest expense during the nine months ended September 30, 2024, as well as the issuance of the 2031 Notes in February 2025 and August 2025.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $108.4 million and an accumulated deficit of $1,256.8 million. We had restricted cash of $14.9 million as of September 30, 2025, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings.
In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of our 2025 Notes and $6.5 million of our 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes in the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net). In February 2025, we exchanged $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our 2031 Notes in the February 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net). In June 2025, the 2025 Notes matured, and the Company repaid the outstanding principal amount and accrued interest in full. The total cash payment upon maturity was $27.2 million, which included the outstanding principal amount and accrued interest through the maturity date. In August 2025, we exchanged $49.5 million aggregate principal amount of the 2028 Notes for $43.4 million aggregate principal amount of additional 2031 Notes in the August 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net). As a result of the Note Exchanges, we significantly extended the average maturity date of our outstanding balance.
We expect that operating losses and negative cash flows from operations may continue in the foreseeable future. We believe our existing cash and cash equivalents as of September 30, 2025 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
Net cash used in:
Operating activities	$(12,510)	$(1,148)
Investing activities	(22,304)	(16,758)
Financing activities	(29,028)	(4,627)
Net decrease in cash, cash equivalents and restricted cash	$(63,842)	$(22,533)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $12.5 million, which primarily consisted of a net loss of $3.0 million, adjusted by non-cash charges of $22.1 million and cash outflows due to a net change of $31.6 million in our operating assets and liabilities. The net change in our non-cash charges operating assets and liabilities was primarily the result of cash outflows due to a $16.4 million decrease in operating lease liabilities, a $12.4 million increase in accounts receivable, and a $8.3 million increase in inventory, partially offset by a $7.2 million increase in other accrued and current liabilities.
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
Net Cash Used in Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $22.3 million, which consisted of $15.0 million for purchases of property and equipment, net, including leasehold improvements and $9.7 million for capitalized proprietary software development costs, partially offset by $2.3 million of insurance proceeds received related to the warehouse fire.
During the nine months ended September 30, 2024, net cash used in investing activities was $16.8 million, which consisted of $9.2 million for purchases of property and equipment, net, including leasehold improvements and $8.1 million for capitalized proprietary software development costs, partially offset by $0.5 million of insurance proceeds received related to the warehouse fire.
Net Cash Used in Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was $29.0 million, which consisted of a $26.7 million repayment of our 2025 Notes and $5.2 million payment of expenses related to the 2025 Note Exchanges.
During the nine months ended September 30, 2024, net cash used in financing activities was $4.6 million, which primarily consisted of payment of debt issuance costs related to the 2024 Note Exchange.
Convertible Senior Notes
In connection with the February 2025 Note Exchange, on February 10, 2025, we entered into private, separately negotiated transactions and issued $146.7 million in aggregate principal amount of our 2031 Notes in exchange for $183.3 million in aggregate principal amount of our 2028 Notes.
In connection with the August 2025 Note Exchange, on August 20, 2025, we entered into private, separately negotiated transactions and issued an additional $43.4 million in aggregate principal amount of our 2031 Notes in exchange for $49.5 million in aggregate principal amount of our 2028 Notes.
As of September 30, 2025, we had 2028 Notes outstanding in an aggregate principal amount of $48.2 million. As a result of the 2025 Note Exchanges, as of September 30, 2025, we had 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchanges.
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
For additional details related to our Convertible Senior Notes and the 2025 Note Exchanges, please see “Note 7 – Convertible Senior Notes, Net” to the condensed financial statements included in this quarterly report.

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
Contractual Obligations and Commitments
There have been no material changes from the contractual obligations and commitments previously disclosed in our most recent Annual Report on 10-K except that as of September 30, 2025 and as further described in "Note 7 — Convertible Senior Notes, Net" to the condensed financial statements included in this quarterly report:
•Our total commitments and obligations in the aggregate principal amount plus the associated future interest payments for the 2028 Notes decreased by $241.2 million in connection with the 2025 Note Exchanges; and
•Our cash requirements related to our 2031 Notes were $234.9 million, of which $7.6 million is expected to be paid within the next 12 months.

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
2025 Note Exchanges
During the nine months ended September 30, 2025, the Company accounted for the February 2025 Note Exchange and August 2025 Note Exchange as a debt extinguishments and recorded a gains of $37.1 million and $3.7 million, respectively, as the difference between the carrying amount of the respective Exchanged Notes. The fair value of the 2031 Notes is considered a critical estimate because the judgment in the valuation methods utilized and assessing an interest rate that would be available to the Company of a similar debt instrument.
Recent Accounting Pronouncements

For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of September 30, 2025, we had unrestricted cash and cash equivalents of $108.4 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. On July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions facilitated by a mediator over the course of two years but were unable to reach a settlement. On October 6, 2025, the stay was lifted. Before returning to litigation, the court scheduled a settlement conference for December 5, 2025 at the parties’ request to see if the matter can be resolved. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification. On July 22, 2025, the court entered an order denying the motion for class certification. On September 19, 2025, plaintiff filed a notice of appeal of the class certification decision, which appeal remains pending. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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
•Our growth strategies may not be successful.
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
We experienced net loss of $168.5 million, $134.2 million and $3.0 million in 2023, 2024 and the nine months ended September 30, 2025, respectively, and as of September 30, 2025 we had an accumulated deficit of $1,256.8 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
We may require additional funds to support our growth and respond to business challenges. To support our future growth, we may need to further develop our online marketplace services, grow our retail presence, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may result in significant dilution to existing stockholders or the granting of new equity securities which have rights, preferences and privileges superior to those of holders of our common stock. Our Notes contain, and any other debt financing secured by us could also contain, restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities in the future. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have adversely affected, and could in the future, adversely affect our business and the business of our consignors and buyers.
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
We currently operate a limited number of retail stores. We believe that retail stores are effective at raising brand awareness with consignors and buyers and generating new supply. We also believe that an expansion of our brick-and-mortar presence complements our online marketplace and strengthens the omni-channel consigning and buying experience. We have in the past and may in the future continue to reassess our retail footprint and adjust our retail strategy in particular geographies. The opening and closing of retail stores brings operational challenges. We may have to enter into long-term leases before we know whether our retail strategy or a particular geography will be successful. We face a number of challenges in opening new stores, including locating retail space having a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hire in-store talent and expand our retail operations in a cost-effective manner. We also have faced and may in the future face a number of challenges in closing existing stores, which may include significant exit costs, managing lease obligations and employee-related costs. Closing existing stores may also limit our ability to attract new members, generate new supply and increase demand. We must provide our consignors and buyers with a consistent luxury experience across our retail locations. In the past, our stores have been the target of theft and have also experienced property damage. Any such future incidents may result in a disruption to our retail operations and significant costs if not covered by our insurance policies. In addition, the offering of unique, single-SKU products creates supply chain, merchandising and pricing challenges, as we must select the right product mix for each individual store while continuing to manage inventory at our authentication centers. If we are not able to manage or execute on our retail strategy, our business, operating results, prospects and reputation may be harmed.
Our growth strategies may not be successfully implemented, help us achieve profitability or generate sustainable revenue and profit.
Our growth strategies, including our initiatives to pursue new revenue streams, are evolving. However, these efforts might not be successful, have been, in the case of our third-party advertising for example, and in other cases perceived negatively by potential consignors and buyers using our online marketplace, or we may not be able to pursue them at all. We may limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we seek to balance new initiatives with our desire to provide an optimal user experience on our online marketplace, and we may not be successful in achieving a balance that continues to retain and attract consignors and buyers. If our growth strategies, including our initiatives to pursue new revenue streams, are not successful, do not generate sustainable revenue or help us achieve profitability, it could have a material adverse impact on our business and operating results.
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
We store the majority of the luxury goods we offer through our online marketplace in our authentication centers in Arizona and New Jersey, with a smaller portion of luxury goods offered for sale in our retail stores. Any large scale damage to or catastrophic loss of goods stored in such authentication centers or retail stores or any other location where goods offered through our online marketplace are stored, due to natural disasters, especially as catastrophic weather events become more frequent due to climate change, or man-made causes such as arson or theft would result in liability to our consignors for the expected commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business. In addition, while we take measures to avoid damage, conduct inspections of consigned goods and inspect returned products, we cannot control items while they are out of our possession or prevent all damage while items are stored in our authentication centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, viruses, insects and other pests, in the goods shipped to us by our consignors, which may cause contamination of other goods stored in our authentication centers or while shipping to buyers. We may incur additional expenses and our reputation could be harmed if buyers or potential buyers believe that the luxury goods we offer on behalf of our consignors are not of high-quality or may be damaged or contain contaminants. Additionally, given the nature of the unique consigned luxury goods we offer on our online marketplace, our ability to restore the supply of consigned luxury goods on our online marketplace would take time and would result in a limitation and delay of available supply for buyers which would negatively impact our revenue and operating results. While we carry insurance for the consigned luxury goods stored in these authentication centers as well as for business interruption and loss of income, our liabilities and expenses resulting from a catastrophic event could exceed our maximum insurance coverage amounts which could have a material adverse impact on our business and operating results. For example, in May 2024, we experienced a fire on the roof of one of our leased Secaucus warehouses. As of September 30, 2025, our discussions with the insurance company remain ongoing and our liabilities and expenses are expected to exceed our maximum insurance coverage amounts.
Shipping is a critical part of our business, and any changes in our shipping arrangements, costs, interruptions in shipping or damage to products in transit could adversely affect our operating results.
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
As of September 30, 2025, the principal amount of our 2028 Notes was $48.2 million, the principal amount of our 2029 Notes was $143.8 million, and the principal amount of our 2031 Notes was $190.1 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
There were no unregistered sales of equity securities during the third quarter of 2025.
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
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1†	Separation Agreement, dated August 4, 2025, by and between The RealReal, Inc. and Chatelle Lynch (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 7, 2025).

10.2†
Letter Agreement re: Interim Chief People Officer Compensation, dated August 4, 2025, by and between The RealReal, Inc. and Todd Suko (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 7, 2025).

10.3
Form of Exchange Agreement, dated as of August 20, 2025, by and among The RealReal, Inc. and the Noteholder Parties (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 21, 2025).

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

The RealReal, Inc.

Date: November 10, 2025	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: November 10, 2025	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer