Form 10-K
period 2025-12-31
TheRealReal, Inc.
filed 2026-02-26
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(ad) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant was approximately $502,838,379 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the shares of common stock on The NASDAQ Stock Market reported for June 30, 2025. Excludes an aggregate of 10,259,579 shares of the registrant’s common stock held by officers, directors, affiliated stockholders as of June 30, 2025.
The number of shares of Registrant’s Common Stock outstanding as of February 18, 2026 was 118,982,805.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders.

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
•    our ability to successfully leverage technology, including artificial intelligence;
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

PART I
Item 1. Business.
Overview
The RealReal is the world’s largest online marketplace for authenticated, resale luxury goods. We are revolutionizing luxury resale by providing an end-to-end service that unlocks supply and creates a trusted, curated online marketplace for buyers globally. Since our inception, we have cultivated a loyal and engaged consignor and buyer base through continuous investment in our technology platform, logistics infrastructure, brand and people.
We offer a wide selection of authenticated, primarily pre-owned luxury goods on our online marketplace bearing the brands of thousands of luxury and premium designers. The top-selling luxury designers on our online marketplace include Cartier, Chanel, Christian Dior, Gucci, Hermès, Louis Vuitton, Prada, Rolex, Saint Laurent, Tiffany & Co., Van Cleef & Arpels and Bvlgari. We offer products across multiple categories including women’s fashion, men’s fashion, jewelry and watches. We have built a vibrant online marketplace that we believe expands the overall luxury market, promotes the recirculation of luxury goods and contributes to a more sustainable world.
The Company executes against three strategic pillars that amplify one another to drive sustainable, profitable growth. The three components are: unlocking supply through our growth playbook, driving operational efficiency aided by technology, automation, and proprietary data and obsessing over service for buyers and consignors.
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
We operate neighborhood retail stores which are typically 1,800 to 3,500 square feet with items for sale reflecting a selection of the Company's online assortment. These smaller footprint neighborhood stores are located in areas we have identified as having a large amount of potential customers. These stores attract new customers and provide an in person consignment experience for our consignors. In addition, we operate several larger footprint flagship stores in San Francisco, California, Los Angeles, California and New York, New York. Our flagship stores are typically 8,000 to 10,000 square feet with thousands of unique items for sale and are located in highly desirable, densely populated locations with strong foot traffic.
Our Market
The existing luxury resale market is fragmented, difficult to access and laden with counterfeit goods. Primarily due to these challenges, a vast quantity of consignable luxury goods languishes in homes, and buyers can be hesitant to purchase pre-owned luxury goods. We are transforming the luxury resale experience by addressing these challenges.
•    We provide a seamless consignment experience enabled by our proprietary technology platform and data. Our sales team, enabled by our proprietary technology and data analytics, provides world-class service, making consignment easy, convenient, reliable and fast. As a result, we unlock luxury supply from first-time consignors, convert consignors who typically consign at local brick-and-mortar shops to our online marketplace and drive high repeat consignment rates. We leverage data from millions of transactions and current market data to optimize pricing and sales velocity for our consignors.
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
Our Consignors
By making consignment easy, convenient, reliable and fast for our consignors, we aim to unlock a vast quantity of desirable, high-quality, primarily pre-owned luxury goods. Our sales professionals remove friction from the consignment process and build lasting relationships with our consignors. In 2025, over 80% of our gross merchandise value ("GMV") came from repeat consignors. Our unique service model incentivizes consumers to consign by making the process easy.
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
•    We generate high commissions for consignors. Our scale and broad reach combined with our technology-driven online marketplace and proprietary data enable consignors to realize optimal value for their pre-owned luxury goods. Our consignors can earn up to 90% of the proceeds from the sale of their consigned items in commissions and achieved an overall commission rate of approximately 62% in 2025.
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
•    We drive rapid monetization. Our online marketplace efficiently matches supply with demand finding optimal balance between sales velocity and consignor earnings. We sell approximately 50% of the products on our online marketplace within 30 days of being listed for sale. In addition, we measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the measurement period divided by the aggregate initial value of items added to our online marketplace in that period. Our online marketplace sell-through ratio in 2025 was over 80%.
Our Buyers
We make it easy for buyers to shop our vast, yet curated selection of authenticated, primarily pre-owned luxury goods. In 2025, we had over 1 million active buyers and over 80% of our GMV came from repeat buyers. As we continue to unlock exclusive luxury supply, we aim to attract new buyers and drive repeat purchases from our existing buyers.
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
•We build trust through our authentication process. We continue to invest and innovate in authentication, both in our people and our technology. We believe we have the most rigorous authentication process in the resale luxury goods marketplace. We have highly trained gemologists, horologists, and brand experts who collectively inspect thousands of items each day. All items pass through a rigorous brand-specific authentication process before they are accepted for consignment. This process includes, among other things, inspecting the item for attributes such as appropriate brand markings, date codes, serial tags and hologram stickers. We use proprietary artificial intelligence ("AI") to assist in identifying and authenticating multiple categories. For instance, we use AI and microphotography to assist in authenticating high-end handbags. Our gemologists and horologists inspect and authenticate fine jewelry and watches, and each piece we sell comes with an authentication certificate. We utilize state-of-the-art gemological devices, including proprietary gemstone technology, to assist these experts. Additionally, across all of our categories, our experts leverage proprietary item and consignor risk scoring algorithms to assist in authentication. For inventory sold through our drop-ship consignment service that does not pass through our authentication centers, our authentication process includes diligence of our partners and procedures for establishing provenance, as well as quality checks and audits. We have a zero-tolerance policy when it comes to counterfeit goods. Items that are deemed to be counterfeit are removed from our authentication centers.
•We provide access to unique, highly coveted and exclusive products. We provide buyers with access to a vast, yet curated selection of unique, authenticated, pre-owned luxury goods. In 2025, we sold goods bearing the brands of thousands of luxury and premium designers, including highly coveted items such as rare watches and handbags.
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
Our powerful AI and data analytics capabilities enable us to improve both consignor and buyer experiences. Our online marketplace generates and aggregates hundreds of millions of unique data points, including data from over 50 million item sales since our inception. Each consigned item also has up to 50 unique attributes. Informed by this data, we have developed proprietary machine learning technology and business processes to optimize our operations, including supply sourcing, merchandising, authentication, pricing and marketing.
Intellectual Property
Our intellectual property, including copyrights and trademarks, is an important component of our business. We rely on trademark, copyright, trade secrets, patents, patent applications, confidentiality agreements and other practices to protect our brands, proprietary information, technologies and processes. We rely on copyright, patent, and trade secret laws to protect our proprietary technologies and processes, including the algorithms we use throughout our business. Our principal trademark assets include the registered trademark “The RealReal” and our logos and taglines. Our trademarks are valuable assets that support our brand and consumers’ perception of our services and merchandise. We also hold the rights to the “therealreal.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. We continually review our development efforts to assess the existence and patentability of new intellectual property and pursue patent protection to the extent we believe it is beneficial and cost-effective.
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
•    Sustainability Task Force. In 2020, we formed a cross-functional Sustainability Task Force to identify projects throughout the organization that have the potential to reduce our environmental impact. The Sustainability Task Force prioritizes high impact projects and aims to embed a focus on sustainability across the organization. The Sustainability Task Force, through several individual working groups, has concentrated its efforts on specific, meaningful topics, including preferred materials, transportation optimization, employee travel, employee experience, reducing energy expenditures, limiting use of packaging materials, and waste. In 2025, the Sustainability Task Force continued to focus on projects related to packaging, employee engagement, and energy efficiency at our authentication centers.
Human Capital Resources
Our employees are guided by our mission to empower consignors and buyers to extend the life cycle of luxury goods. As of December 31, 2025, we had 3,140 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our authentication centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be positive. We conduct annual employee engagement surveys to better understand employees’ sentiment across a range of topics.
Talent Development and Training
We believe that the training and development of our employees is critical to our long-term success. We offer a variety of employee training programs, including training specific to business functions, enabling us to provide our consignors and buyers with a consistent luxury experience. Our authentication teams receive training based on expertise level. Each employee receives training appropriate to the scope and nature of their role. As a part of our onboarding program, we have developed an engagement monitoring plan for our employees in the form of personal check-ins and questionnaires.
Health, Safety and Wellness
We are committed to ensuring the health and safety of all employees and require compliance with all applicable local laws and regulations governing working conditions, working hours, fair wages, and compensation.

We recognize that in addition to minimizing work-related injuries and illness, a safe and healthy work environment supports employee retention and morale and enhances the quality of products and services. We treat applicable health and safety regulations as a minimum standard as we are committed to high standards for our working environments that protect the well-being of all employees. We encourage consultation and cooperation between management and employees in developing occupational health and safety mechanisms through ongoing dialogue. We expect senior management to integrate health and safety mechanisms in business activities and monitor the program’s effectiveness.

We continued to focus on employees’ overall well-being in 2025 through a range of programs that support access to care, along with resources and tools to address the following pillars of wellness: physical, mental/emotional, financial, and community.
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
Risks Relating to Demand
•We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression and other macroeconomic conditions or trends.
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
We experienced net losses of $168.5 million, $134.2 million, and $41.8 million in 2023, 2024 and 2025, respectively, and as of December 31, 2025 we had an accumulated deficit of $1,295.6 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
We may not be able to return to historic levels of revenue growth rate or effectively manage growth or new opportunities.
Our past revenue growth should not be considered indicative of future performance. While we experienced revenue growth in 2019, 2021, 2022, 2024 and 2025, our revenue for fiscal 2023 decreased compared to 2022. Our online marketplace represents a substantial departure from the traditional resale market for luxury goods. The resale market for luxury goods may not develop in a manner that we expect or that otherwise would be favorable to our business. Changes in our market make it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter. As we grow our business, our revenue growth rates may continue to decline in future periods due to a number of factors, which may include our inability to attract and retain consignors, general economic conditions, including a recession, increased market adoption against which future growth will be measured, increasing competition, slowing demand for items on our online marketplace from existing and new customers, changes to our commission structure, take rate or business model, changes in our total product mix, including as a result of our strategic shift to focus on higher value items or our failure to capitalize on growth opportunities. Our rapid growth has placed significant demands on our management and our operational and financial infrastructure. Continued growth could strain our ability to maintain reliable service levels for our consignors and buyers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Failure to effectively manage the growth of our business and operations would negatively affect our reputation and brand, business, financial condition and operating results.
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

Our growth strategies, including our initiatives to pursue new revenue streams, are evolving. However, these efforts might not be successful or may be perceived negatively by potential consignors and buyers using our online marketplace, such as our use of third-party advertising. Additionally, we may not be able to pursue these efforts at all. We may limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we seek to balance new initiatives with our desire to provide an optimal user experience on our online marketplace, and we may not be successful in achieving a balance that continues to retain and attract consignors and buyers. If our growth strategies, including our initiatives to pursue new revenue streams, are not successful, do not generate sustainable revenue or help us achieve profitability, it could have a material adverse impact on our business and operating results.

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
Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our luxury consignment offices. We also reach new consignors through paid advertising, marketing materials, digital marketing, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We cannot be certain that these efforts will yield new consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors, including as a result of the fluctuating value of raw materials such as gold and silver. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. We continue to optimize our take rate structure. If updates to our take rate structure are not successful in increasing the consignment of optimal items, our brand and reputation could be adversely affected, we may generate less revenue than expected, and we may choose to further refine the structure. We have a buy upfront program in an effort to generate additional supply. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business and our operating results would be adversely affected.
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
Our business and operating results are subject to global economic conditions, including tariffs and changes to global trade policy and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including an economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, the fluctuating value of raw materials such as gold and silver, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of recent macroeconomic uncertainty, fluctuating interest rates, inflationary pressures, credit constraints, changes in trade and tariff policy, and geopolitical instability due in part to the conflict between Russia and Ukraine and the Israel-Hamas war. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including but not limited to fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
We are building automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging and may be subject to additional regulation. The legal and regulatory landscape related to AI is evolving rapidly in the United States and internationally, including laws and regulations addressing transparency, consumer protection, bias and discrimination, privacy, and content moderation, as well as the EU Artificial Intelligence Act. These requirements may change quickly, be interpreted inconsistently, and impose significant compliance burdens. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures, or unforeseen or impermissible third-party use, of such technologies could cause interruptions in and delays to our operations which may harm our business. Moreover, developing, testing and deploying such technologies may also increase our operating expenses. Artificial intelligence technologies create specific risks that require tailored oversight. Insufficient oversight could lead to liability, governmental or regulatory scrutiny, financial loss, and reputational harm, and could cause us to incur additional costs to resolve such issues. We use artificial intelligence to make initial assessments on authenticity, to identify product characteristics, and to help predict consignor preferences, and we plan to expand our use of artificial intelligence into other areas of our business. We have created our own purpose-built technology, including "Athena," our artificial intelligence initiative to operate our business, which may lack efficiency or become obsolete as we grow and we also rely on technology from third parties. If these technologies do not perform in accordance with our expectations, cause us to experience operational disruptions, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, the evolution of these technologies, including through agentic commerce, may create unforeseen competitive pressures or cause disruption. Any of the foregoing, as well as our failure to responsibly deploy artificial intelligence in our operations, the failure of artificial intelligence systems themselves, or the failure of our team members to identify and/or rectify erroneous or problematic outputs from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.
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
We rely on third-party payment processors to process payments made by buyers or to consignors on our online marketplace. The software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, or be compromise. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service from third party payment service providers, including payment processors, application providers and hosting services. Any of these risks could cause us to lose our ability to accept online payments, make payments to consignors or conduct other payment transactions, any of which could make our platform less convenient and attractive and adversely affect our ability to attract and retain buyers and consignors.
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
We rely on the fair use doctrine when we routinely refer to third-party intellectual property, such as trademarks, on our platform. Third parties may dispute the scope of that doctrine and challenge our ability to reference their intellectual property in the course of our business. For instance, from time to time, we are contacted by companies controlling brands of goods consignors sell, demanding that we cease referencing those brands in connection with such sales, whether in advertising or on our website. We have consistently responded by reference to the holding in Tiffany (NY), Inc. v. eBay that factual use of a brand to describe and sell a used good is not false advertising. These matters have generally been resolved with no further communications, but some have resulted in litigation against us. For example, in November 2018, Chanel filed a lawsuit against us in the U.S. District Court for the Southern District of New York bringing various trademark and advertising-related claims under the Lanham Act and New York state law analogues. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect our business and could lead to other similar lawsuits. See “Part I, Item 3 – Legal Proceedings” for a description of the Chanel litigation.
In addition, the Company, its officers and directors and the underwriters of the Company’s initial public offering (“IPO”) were named as defendants in numerous purported securities class actions in connection with the Company’s IPO (the “Securities Litigation”). See “Part I, Item 3 – Legal Proceedings” for a description of the Securities Litigation.
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
Numerous state, federal and international laws, rules and regulations govern privacy, data protection and the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. These laws, rules and regulations are constantly evolving, and we expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union (the "EU"), the United Kingdom (the "UK") and other jurisdictions. For example, the California Consumer Privacy Act (the “CCPA”) requires covered companies to provide disclosures to California consumers and afford such consumers qualified privacy rights, such as rights of access, deletion and to opt-out of the sales and "sharing" of their personal information, which relates to "cross context behavioral advertising" or more commonly known as targeted advertising. The CCPA was amended by the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023. The CCPA, as amended, removes the exclusion of employment data from its auspices, adds new consumer privacy rights (such as the right to correct inaccurate personal information, or the right to opt out of the “sharing” of personal information for the purposes of cross-context behavioral advertising), expands business’s obligations to secure contractual obligations from service providers and third parties, and expands business’s obligations with respect to automated opt-out preference signals. The new California Privacy Protection Agency completed its first round of rulemaking but has left many new requirements, such as data privacy and security risk assessments and the right to opt out of certain data profiling activities. It remains unclear how these new amendments will be interpreted or enforced. The CCPA may limit the effectiveness of our marketing activities and require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, several other U.S. states, including Virginia, Connecticut, Colorado, Utah, Delaware, Iowa, Indiana, Kentucky, Maryland, Montana, Minnesota, Nebraska, New Hampshire, New

Jersey, Oregon, Rhode Island, Tennessee and Texas have passed similar consumer data privacy laws that impose general data minimization obligations on covered businesses and also extend privacy rights to individuals, including the rights to opt out of targeted advertising and respect automated opt-out preference signals. Many of these state laws also require covered businesses to provide consumers with the ability to opt-out of certain profiling or automated decision-making processes
Additionally, the European Commission imposes stringent EU data protection requirements across all EU Member States through the General Data Protection Regulation (“GDPR”). The GDPR has been transposed into national law by the UK (“UK GDPR”) and has been incorporated into the European Economic Area (“EEA”) Agreement. The GDPR and UK GDPR, as well as other statutes and regulations related to privacy and data protection, increase our compliance obligations and may affect our collection, processing, retention and transfer of certain personal data, reporting of certain security breaches, and expose us to increased penalties for non-compliance. Increased regulatory scrutiny could lead to substantial costs, require significant changes to our existing systems, limit the effectiveness of our marketing activities, and subject us to additional liabilities. Further, recent litigation in the EEA and the UK has driven significant changes in enforcement and interpretation, and we cannot yet fully determine the impact these or future laws, rules and regulations may have on our business or operations.
Given the increased legislative and regulatory enforcement focus on the use of data for advertising and artificial intelligence in the EU, UK, US and other jurisdictions, we may be subject to new and unexpected regulatory interpretations and rulemaking efforts, including proposals for regulation of artificial intelligence or other automated decision-making processes. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to create targeted marketing and advertising and offer certain bespoke product features and other capabilities to drive efficiencies in our merchandising operations, thereby impairing our ability to maintain and attract new consignors and buyers, which could have a material adverse effect on our business and operating results.
These laws, rules and regulations may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. Any failure or perceived failure by us or any third parties with which we do business to comply with these laws, rules and regulations, or with other obligations to which we or such third parties are or may become subject, may result in actions against us by governmental entities or third-party or class action litigation, and substantial time and resource expenditures, and fines, penalties or other liabilities.
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
As of the December 31, 2025, the principal amount of our 2028 Notes was $48.2 million, the principal amount of our 2029 Notes was $143.8 million and the principal amount of our 2031 Notes was $190.1 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

The indentures governing our Convertible Senior Notes and our 2029 Notes Indenture also set forth certain events of default after which our Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the 2028 Notes or the 2029 Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the Notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.
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

Enterprise Risk Management: Our enterprise risk management program includes management of material risks from cybersecurity threats alongside other Company risks as part of our overall risk assessment process. In 2025, as part of our Enterprise Risk Management Program, our Internal Audit team identified and prioritized the most critical risks that could impact our ability to achieve our business priorities and make risk-informed strategic decisions. With management’s input, our Board and Internal Audit team have identified cybersecurity as one of the risks that merits the highest level of prioritization. Informed by this designation, our Internal Audit team tracks cybersecurity key indicators and engages in discussions on the status, priorities and impact of cybersecurity risk response plans; reports key information to management throughout the year to inform decision making; and reports to the Audit Committee on a quarterly basis and to the full Board on the results and progress of the risk mitigation process.

In addition, we employ a range of tools and services to inform our assessment, identification and management of material risks from cybersecurity threats, which include from time to time:
•monitoring emerging data protection laws and implementing responsive changes to our processes;
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

Incident Response Team and Outside Resources: We have an Incident Response Team that monitors and mitigates material risks from cybersecurity threats. This team is composed of members from the information security, engineering and legal teams. The Incident Response Team and our internal legal team work in tandem to estimate the severity and materiality of a cybersecurity incident, create a response plan and inform other stakeholders as appropriate, including the Audit Committee or the full Board. In addition, we engage several third-party service providers to monitor cybersecurity threats in the market more broadly, including in relation to phishing, artificial intelligence and machine learning, data leaks on the dark web, firewalls, code security and endpoint protection. To identify risks from cybersecurity threats associated with these third-party service providers, we conduct pre-contract screening and due diligence and post-contract monitoring.

Cybersecurity Task Force: We have a cross-functional Cybersecurity Task Force that focuses on long-term cybersecurity strategy. The Cybersecurity Task Force is composed of members from the information security, engineering and legal teams and reports to our Chief Technology and Product Officer. The Cybersecurity Task Force meets periodically to discuss developments and best practices in cybersecurity incident response. In addition, the Cybersecurity Task Force reviews the business impact and severity of potential cybersecurity incidents, as reported by our automated systems, utilization of the bug bounty program, and public reports on the threat landscape.

While no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company, for a discussion of whether and how any such risks are reasonably likely to materially affect the Company, including our business strategy and results of operations and financial condition, see “Risk Factors – Risks Related to Data Security, Privacy and Fraud,” which are incorporated by reference into this Item 1C. In the three most recently completed fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Corporate Governance

Our Board of Directors provides oversight of risks from cybersecurity threats, in coordination with our Audit Committee and management team. The following is a summary of our governance processes related to cybersecurity risk management:

Board: Our full Board receives annual updates on cybersecurity from our Chief Technology and Product Officer (the “CTPO”) or head of cybersecurity (the “CISO”) to, among other items, review cybersecurity incidents, review key metrics on our cybersecurity program and related risk management programs, and discuss our cybersecurity programs and goals. Our Board also regularly reviews cyber-related risks as part of our enterprise risk management program on a quarterly basis and receives updates from our Internal Audit team on the results of the risk monitoring and mitigation process, as described in more detail above.

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

Management: Our CTPO is responsible for assessing and managing the Company’s material risks from cybersecurity threats, and our CISO reports directly to our CTPO regarding such threats. Our CTPO is informed about and monitors the prevention, detection, mitigation and remediation or cybersecurity incidents through the management of and participation in the Company’s Internal Audit team, Incident Response Team and Cybersecurity Task Force, as described above. As discussed above, our CTPO or CISO reports annually to the full Board and quarterly to the Audit Committee about risks from cybersecurity threats among other cybersecurity related matters. To the extent a material cybersecurity incident occurs, our CTPO and broader management team would inform the chair of our Audit Committee of the nature, scope and impact of the incident, and involve the other members of the Audit Committee or the full Board as necessary to evaluate the risks and determine next steps. Our CTPO and CISO have served in these roles since 2023. Our CTPO has more than 20 years of experience in various senior leadership roles involving managing cybersecurity and compliance teams, including as Head of Tech and Digital at Lovevery and as Chief Technology and Product Officer at Zulilly. Our CISO has more than 20 years of experience in leadership roles focused on cybersecurity, cloud engineering, infrastructure, and technical operations, including as CISO and Head of Cloud and Infrastructure Engineering at AutoZone and as Principal Executive Advisory Consultant at Amazon Web Services.
Item 2. Properties.
Our corporate headquarters are located in San Francisco, California and are leased for a term that expires in 2037. We lease an aggregate of approximately 1.4 million square feet of space for storage, merchandising operations and fulfillment located in Arizona and New Jersey. The lease to our Arizona facility expires in 2031, and leases to our three New Jersey facilities each expire in 2029, all with a right of renewal. We lease additional offices located in Los Angeles and New York City, and we have leased several retail spaces and luxury consignment offices in other high traffic areas, including in New York City and Los Angeles.
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the

Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement or any reasonable range. On October 6, 2025, the stay was lifted, and the parties appeared for a conference before the magistrate judge to discuss a schedule for the remainder of the litigation on October 14, 2025. With the parties’ consent, the magistrate judge will hold a settlement conference to facilitate further discussions between the parties on March 5, 2026. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

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
Stockholders
As of the close of business on February 18, 2026, there were 94 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans will be incorporated by reference to our 2026 proxy statement set forth in the section titled “Equity Compensation Plan Information” that will be filed with the SEC within 120 days of the year ended December 31, 2025 (the “Proxy Statement”).
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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. Our growth playbook centers on scalable supply engine, and helps us forge enduring relationships with our consignors. We offer concierge at-home consultation and pickup as well as virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from over 50 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In 2025 and 2024, our overall take rate on consigned goods was 37.7% and 38.4% respectively. The decrease in our take rate was due to sales mix into higher value items. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
•Direct revenue. When we accept out of policy returns from buyers, or when we make direct purchases from businesses and consignors, we take ownership of goods and retain 100% of the proceeds when the goods subsequently sell through our online marketplace or retail stores.
•Shipping services revenue. When we deliver purchased items to our buyers, we charge shipping fees to buyers for the outbound shipping and handling services. We also generate shipping services revenue from the shipping fees for consigned products returned by our buyers to us within policy. Shipping services revenue is recognized net of immaterial buyer incentives and excludes the effect of sales tax.
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 40 million members as of December 31, 2025. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
We measure the ratio of demand versus supply in a given period, which we refer to as our online marketplace sell-through ratio. Sell-through ratio is defined as GMV in the period divided by the aggregate initial value of items added to our online marketplace in the period. In 2025, our online marketplace sell-through ratio was over 80%.
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In 2025 and 2024, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of December 31, 2025, 16% of our buyers during the last twelve months also consigned items, and 50% of our consignors also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected. The graph below shows the percentage of GMV in each year from buyers who have participated as both buyers and consignors on our online marketplace. GMV attributable to consigning activity of such buyers is not included. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel and more recently through tools to encourage flywheel behavior like the "Reconsign" module on our platform.

Buyers Who Are Also Consignors
(% of GMV)
43.7%
44.1%
47.5%
48.9%
52.3%
53.2%
53.9%
2019
2020
2021
2022
2023
2024
2025

Buyer acquisition cost. Our financial performance depends on effectively managing the expenses we incur to attract and retain buyers. We closely monitor our efficiency in acquiring new buyers. Our buyer acquisition cost (“BAC”) for a given period is comprised of our total advertising spend for acquiring both buyers and consignors, which is principally the cost of television, digital and direct mail advertising, divided by the number of buyers acquired in that period. We adjust or re-allocate our advertising in real-time to optimize our spend across channels, buyer demographics and geographies to improve our return on advertising spend. Our BAC may vary from year to year, depending upon when we choose to make more significant investments.
Scaling operations and technology. To support the future growth of our business, we continue to invest in physical infrastructure, technology and talent. We principally conduct our intake, authentication, merchandising and fulfillment operations in our leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. We also operate retail stores in several geographies. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth. We have continued to elevate our authentication operations through the combination of technology, our proprietary data, and artificial intelligence capabilities to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
Seasonality. Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter.

Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except AOV and percentages)
GMV	$2,130,007	$1,829,463	$1,725,983
NMV	$1,614,120	$1,382,875	$1,269,880
Consignment revenue	$535,877	$473,396	$415,572
Direct revenue	$91,091	$64,580	$79,160
Shipping services revenue	$65,877	$62,508	$54,572
Number of orders	3,587	3,359	3,300
Take rate	37.7%	38.4%	37.5%
Active buyers	1,056	972	922
AOV	$594	$545	$523
Gross Merchandise Value ("GMV")
GMV represents the total amount paid for goods across our online marketplace in a given period. We do not reduce GMV to reflect product returns or order cancellations, which totaled 24.2%, 24.4% and 26.4% of GMV in 2025, 2024 and 2023, respectively. GMV includes amounts paid for both consigned goods and our inventory net of platform-wide discounts and excludes the effect of buyer incentives, shipping fees and sales tax. Platform-wide discounts are made available to all buyers on the online marketplace, and impact commissions paid to consignors. Buyer incentives apply to specific buyers and consist of coupons or promotions that offer credits in connection with purchases on our platform. In addition to revenue, we believe this is an important measure of the scale and growth of our online marketplace and a key indicator of the health of our consignor ecosystem. We monitor trends in GMV to inform budgeting and operational decisions to support and promote growth in our business and to monitor our success in adapting our business to meet the needs of our consignors and buyers. While GMV is the primary driver of our revenue, it is not a proxy for revenue or revenue growth (see Note 2—Summary of Significant Accounting Policies—Revenue Recognition—Consignment Revenue).
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
Shipping Services Revenue
Shipping services revenue is generated from shipping fees we charge to buyers for outbound shipping and handling activities related to delivering purchased items to our buyers. We also generate shipping services revenue from the shipping fees for consigned products returned by our buyers to us within policy. We recognize shipping services revenue over time as the shipping activity occurs, net of immaterial buyer incentives. Shipping services revenue excludes the effect of sales tax.
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
Average Order Value (“AOV”)
AOV means the average value of all orders placed across our online marketplace and retail stores, excluding the effect of buyer incentives, shipping fees and sales taxes. Our focus on luxury goods across multiple categories drives a consistently strong AOV. Our AOV reflects both the average price of items sold as well as the number of items per order. Our AOV is a key driver of our operating leverage.

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
•Direct revenue. We generate direct revenue from the sale of items that we own, which we refer to as our inventory. We generally acquire inventory when we accept out of policy returns from buyers and when we make direct purchases from businesses and consignors. We recognize direct revenue upon shipment based on the gross purchase price paid by buyers for goods, net of allowances for product returns, buyer incentives and adjustments.
•Shipping services revenue. We generate shipping services revenue from the outbound shipping and handling fees we charge when delivering purchased items to our buyers. We also generate shipping services revenue from the shipping fees for consigned products returned by our buyers to us within policy. We recognize shipping services revenue over time as the shipping activity occurs, net of immaterial buyer incentives. Shipping services revenue excludes the effect of sales tax.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in the Annual Report. Prior year comparisons for 2024 and 2023 are included in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Revenue:
Consignment revenue	$535,877	$473,396	$415,572
Direct revenue	91,091	64,580	79,160
Shipping services revenue	65,877	62,508	54,572
Total revenue	692,845	600,484	549,304
Cost of revenue:
Cost of consignment revenue	56,582	53,801	58,120
Cost of direct revenue	70,682	55,809	74,343
Cost of shipping services revenue	48,759	43,353	40,563
Total cost of revenue	176,023	152,963	173,026
Gross profit	516,822	447,521	376,278
Operating expenses:
Marketing	63,251	55,256	58,275
Operations and technology	275,916	260,827	257,041
Selling, general and administrative	201,589	187,737	183,793
Restructuring charges	—	196	43,462
Total operating expenses	540,756	504,016	542,571
Loss from operations	(23,934)	(56,495)	(166,293)
Change in fair value of warrant liability	(35,769)	(68,167)	—
Gain on extinguishment of debt	40,785	4,177	—
Interest income	4,257	7,943	8,805
Interest expense	(27,701)	(21,384)	(10,701)
Other income, net	926	—	—
Loss before provision for income taxes	(41,436)	(133,926)	(168,189)
Provision for income taxes	363	276	283
Net loss	$(41,799)	$(134,202)	$(168,472)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Consignment revenue	77%	79%	76%
Direct revenue	13	11	14
Shipping services revenue	10	10	10
Total revenue	100	100	100
Cost of revenue:
Cost of consignment revenue	8	9	11
Cost of direct revenue	10	9	14
Cost of shipping services revenue	7	7	7
Total cost of revenue	25	25	32
Gross profit	75	75	68
Operating expenses:
Marketing	9	9	11
Operations and technology	40	43	47
Selling, general and administrative	29	31	33
Restructuring charges	—	—	8
Total operating expenses	78	83	99
Loss from operations	(3)	(8)	(31)
Change in fair value of warrant liability	(5)	(11)	—
Gain on extinguishment of debt	6	1	—
Interest income	1	1	2
Interest expense	(4)	(4)	(2)
Other income, net	—	—	—
Loss before provision for income taxes	(5)	(21)	(31)
Provision for income taxes	—	—	—
Net loss	(5)%	(21)%	(31)%
Comparison of 2025 and 2024
Consignment Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Consignment revenue	$535,877	$473,396	$62,481	13%
Consignment revenue increased by $62.5 million, or 13%, in 2025 compared to 2024. The increase in revenue was driven primarily by a 15% increase in consignment GMV in the year ended December 31, 2025.
Our take rate decreased to 37.7% from 38.4% during the year ended December 31, 2025 compared to last year due to sales mix into higher value items.
Direct Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Direct revenue	$91,091	$64,580	$26,511	41%

Direct revenue increased by $26.5 million, or 41%, in 2025 compared to 2024. The increase was primarily driven by higher sales of items acquired from businesses, individual sellers, and from out of policy returns. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$65,877	$62,508	$3,369	5%
Shipping services revenue increased by $3.4 million, or 5%, in 2025 compared to 2024 primarily due to a 7% increase in the number of orders in the year ended December 31, 2025.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$56,582	$53,801	$2,781	5%
As a percent of consignment revenue	11%	11%
Cost of consignment revenue increased by $2.8 million, or 5%, in 2025 compared to 2024, driven by higher consignment volume, partially offset by increased operational efficiencies.
Consignment revenue gross margin increased by 81 basis points in the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by the increase in consignment revenue and increased operational efficiencies.
Cost of Direct Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$70,682	$55,809	$14,873	27%
As a percent of direct revenue	78%	86%
Cost of direct revenue increased by $14.9 million, or 27%, in 2025 compared to 2024. The increase was primarily attributable to the increase in direct revenue compared to the prior year, partially offset by improved sell-through and less discounting.
Direct revenue gross margin increased by 882 basis points in the year ended December 31, 2025 compared to the year ended December 31, 2024. This improvement was primarily the result of the increase in direct revenue and improved product margins, which were attributed to planned inventory purchases of higher value items that have higher product margins.
Cost of Shipping Services Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$48,759	$43,353	$5,406	12%
As a percent of shipping services revenue	74%	69%

Cost of shipping services revenue increased by $5.4 million, or 12%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a 7% increase in the number of orders and higher carrier costs.
Shipping services revenue gross margin decreased by 466 basis points in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to higher carrier costs.
Total Gross Margin
Our total gross margin remained flat in the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross margin may vary from period to period.
Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Marketing	$63,251	$55,256	$7,995	14%
Marketing expense increased by $8.0 million, or 14%, in 2025 compared to 2024. The increase was primarily due to increased advertising costs.
As a percentage of revenue, marketing expense remained flat at 9% in 2025 and 2024. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.
Operations and Technology

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Operations and technology	$275,916	$260,827	$15,089	6%
Operations and technology expense increased by $15.1 million, or 6%, in 2025 compared to 2024. The increase was driven by higher employee costs due to increased volume compared to the prior period.
As a percentage of revenue, operations and technology expense decreased to 40% in 2025 from 43% in 2024 due to an increase in consignment revenue and improved operating efficiencies in our authentication centers. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$201,589	$187,737	$13,852	7%
Selling, general and administrative expense increased by $13.9 million, or 7%, in 2025 compared to 2024. The increase was primarily due to increased employee costs, primarily offset by a decrease in legal fees.
As a percentage of revenue, selling, general and administrative decreased to 29% in 2025 from 31% in 2024. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Restructuring

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Restructuring	$—	$196	$(196)	(100)%
We did not incur any restructuring charges during the year ended December 31, 2025, compared to the $0.2 million incurred during the year ended December 31, 2024.
Change in Fair Value of Warrant Liability

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(35,769)	$(68,167)	$32,398	(48)%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the 2024 Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the year ended December 31, 2025, we incurred a loss of $35.8 million due to the increase in the fair value of the warrants outstanding at December 31, 2025. The increase in the fair value of the warrant liability was primarily driven by an increase in the Company’s stock price during the period, which resulted in a higher valuation of the warrants.
Gain on Extinguishment of Debt

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$40,785	$4,177	$36,608	100%
Gain on extinguishment of debt increased by $36.6 million, or over 100% in 2025 compared to 2024. The increase was due to the gain recorded from the extinguishment of the 2025 Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the year ended December 31, 2025 (See Note 7 — Convertible Senior Notes, Net).
Interest Income

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest income	$4,257	$7,943	$(3,686)	(46)%
Interest income decreased by $3.7 million, or 46%, in the year ended December 31, 2025 compared to the year ended December 31, 2024 due to lower average cash balances.
Interest Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(In thousands, except percentage)
Interest expense	$(27,701)	$(21,384)	$6,317	30%
Interest expense increased by $6.3 million, or 30%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to the full-period impact of the 2029 Notes during the year ended December 31, 2025 compared to a partial period of interest expense during the year ended December 31, 2024, as well as the issuance of the 2031 Notes in February 2025 and August 2025.

Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $151.2 million and an accumulated deficit of $1,295.6 million. We had restricted cash of $14.8 million as of December 31, 2025, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since our inception, we have historically generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. However, during the years ended December 31, 2025 and 2024, we achieved positive cash flow from operations.
In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of our 2025 Notes and $6.5 million of our 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (the "2024 Note Exchange") (see Note 6 — Non-convertible Notes, Net). In February 2025, we exchanged $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our 2031 Notes (the "February 2025 Note Exchange") (see Note 7 — Convertible Senior Notes, Net). In June 2025, the 2025 Notes matured, and the Company repaid the outstanding principal amount and accrued interest in full. The total cash payment upon maturity was $27.2 million, which included the outstanding principal amount and accrued interest through the maturity date. In August 2025, we exchanged $49.5 million aggregate principal amount of the 2028 Notes for $43.4 million aggregate principal amount of additional 2031 Notes (the "August 2025 Note Exchange") (see Note 7 — Convertible Senior Notes, Net). As a result of the 2024 Note Exchange and the 2025 Note Exchanges, we significantly extended the average maturity date of our outstanding indebtedness.
We expect that operating losses from operations may continue in the foreseeable future. We believe our existing cash and cash equivalents as of December 31, 2025 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated. Prior year comparisons are included in "Park II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net cash (used in) provided by:
Operating activities	$37,010	$26,846	$(61,268)
Investing activities	(29,224)	(25,587)	(42,128)
Financing activities	(28,870)	(4,759)	226
Net decrease in cash, cash equivalents and restricted cash	$(21,084)	$(3,500)	$(103,170)
Net Cash Provided by Operating Activities
During 2025, net cash provided by operating activities was $37.0 million, which consisted of a net loss of $41.8 million, adjusted by $88.1 million of non-cash inflows and cash outflows due to a net change of $9.3 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $22.2 million in operating lease liabilities, an increase of $12.5 million in accounts receivable, and an increase of $9.5 million in inventory, partially offset by cash inflows due to an increase of $21.8 million in consignor payables and an increase of $12.7 million in other accrued and current liabilities. Our primary uses of cash in operating activities include operating costs such as operating lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
Net Cash Used in Investing Activities
During 2025, net cash used in investing activities was $29.2 million, which primarily consisted of $18.6 million for purchases of property and equipment, net, including leasehold improvements, and $12.9 million for capitalized proprietary software costs.
Net Cash Used in Financing Activities
During 2025, net cash used in financing activities was $28.9 million, which primarily consisted of cash outflows of a $26.7 million repayment of our 2025 Notes and a $6.6 million payment for debt issuance costs related to the 2025 Note Exchanges, partially offset by $1.9 million cash received due to settlement of Capped Calls in conjunction with the 2025 Note Exchanges.
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
As of December 31, 2025, we had 2028 Notes outstanding in an aggregate principal amount of $48.2 million. As a result of the 2025 Note Exchanges, as of December 31, 2025, we had 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchanges.
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
In connection with the issuance of the 2028 Notes, we entered into privately negotiated capped call transactions, with certain of the initial purchasers or their affiliates. The capped call transactions cover, subject to anti-dilution adjustments, the number of shares of common stock underlying the 2028 Notes sold in the offering. The capped call transactions are generally expected to reduce potential dilution to our common stock upon any conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted 2028 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions related to the 2028 Notes was initially $48.00 per share, which represents a premium of 100.0% over the closing price of our common stock of $24.00 per share on March 3, 2021, and is subject to certain adjustments under the terms of the capped call transactions.
For additional details related to our Convertible Senior Notes and the 2025 Note Exchanges, please see “Note 7 – Convertible Senior Notes, Net” to the financial statements included in this report.
2029 Notes and Warrants
On February 29, 2024, the Company entered into exchange agreements with certain holders (the “Exchange Holders”) of its then outstanding 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”)

for $135.0 million in aggregate principal amount of the Company’s 4.25%/8.75% PIK/Cash Senior Secured Notes due 2029 (the “2029 Notes”), pursuant to the 2029 Notes Indenture. The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind interest at a rate of 4.25% per annum payable semi-annually. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants (see “Note 4 – Fair Value Measurement” to the financial statements included in this report for further details on the terms of the Warrants).

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
Adjusted EBITDA means net loss before interest income, interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, restructuring, CEO separation benefits and transition costs, gain on extinguishment of debt, change in fair value of warrant liability, legal settlements, and certain one time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Adjusted EBITDA Reconciliation:
Net loss	$(41,799)	$(134,202)	$(168,472)
Add (deduct):
Depreciation and amortization	33,004	33,100	31,695
Interest income	(4,257)	(7,943)	(8,805)
Interest expense (1)	27,701	21,384	10,701
Provision for income taxes	363	276	283
EBITDA	15,012	(87,385)	(134,598)
Stock-based compensation	28,943	29,082	34,273
CEO separation benefits and transition costs (2)	—	782	159
Payroll taxes on employee stock transactions	1,454	371	195
Legal settlements (3)	—	600	1,340
Restructuring (4)	—	196	43,462
Gain on extinguishment of debt (5)	(40,785)	(4,177)	—
Change in fair value of warrant liability (6)	35,769	68,167	—
One time expenses (7)	1,711	1,672	—
Adjusted EBITDA	$42,104	$9,308	$(55,169)
(1) As of December 31, 2025 and December 31, 2024, interest expense includes $6.0 million and $4.8 million of PIK interest, respectively, which is a non-cash interest expense. PIK interest is added to the principal balance of the 2029 Notes semi-annually.
(2) The CEO separation benefits and transition costs for the year ended December 31, 2024 consist of severance and benefits payable to John Koryl pursuant to his separation agreement. The CEO separation benefits and transition costs for the year ended December 31, 2023 consists of retention bonuses for certain executives incurred in connection with our founder's resignation in 2022.

(3) The legal settlement charges for the year ended December 31, 2023 reflect legal settlement expenses arising from the settlement of two former employees’ individual claims and California Private Attorney General Actions initiated against the Company on behalf of such former employees and those similarly situated.
(4) Restructuring for the year ended December 31, 2023 consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges, including legal and transportation expenses in connection with the savings plan implemented in February 2023.
(5) The gain on extinguishment of debt for the year ended December 31, 2025 reflects the difference between the carrying value of the 2025 Exchanged Notes and the fair value of the 2031 Notes. The gain on extinguishment of debt for the year ended December 31, 2024 reflects the difference between the carrying value of the 2024 Exchanged Notes and the fair value of the 2029 Notes.
(6) The change in fair value of warrant liability for the years ended December 31, 2025 and December 31, 2024 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.
(7) One time expenses for the year ended December 31, 2025 consist of employee severance costs associated with a departmental reorganization, including certain executives, recorded within Marketing and Selling, General and Administrative expenses on the statements of operations. One time expenses for the year ended December 31, 2024 consists of vendor services settlement and estimated losses, net of estimated insurance recoveries related to the fire at one of our New Jersey authentication centers. See "Note 12 - Commitments and Contingencies" in the notes to the audited financial statements for disclosure regarding the event.
Material Contractual and Other Obligations
Our material contractual and other obligations as of December 31, 2025 consist of:
•Operating Leases. As of December 31, 2025, our cash requirements related to our operating leases on our authentication centers, retail stores, and corporate offices that are included in our balance sheet were $104.6 million, of which $30.1 million is expected to be paid within the next 12 months.
•Convertible Senior Notes. As of December 31, 2025, our cash requirements related to our Convertible Senior Notes that are included on our balance sheet and the related periodic interest payments were $281.3 million, of which $8.1 million is expected to be paid within the next 12 months. Our 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted and our 2031 Notes will mature on February 15, 2031, unless earlier redeemed or repurchased by the Company or converted.
•Non-convertible Notes. As of December 31, 2025, our cash requirements related to our Non-convertible Notes that are included on our balance sheet and the related periodic interest payments were $213.6 million, of which $12.7 million is expected to be paid within the next 12 months.
•Non-cancellable purchase commitments. Our cash requirements related to certain other non-cancellable purchase commitments associated primarily with software services and hosting arrangements, were approximately $17.2 million, of which approximately $9.2 million is expected to be paid within the next 12 months.
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
While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies, we believe that the accounting estimates discussed below require the most significant management judgment.
2025 Note Exchanges

During the year ended December 31, 2025, we accounted for the February 2025 Note Exchange and August 2025 Note Exchange as debt extinguishments and recorded gains on extinguishment of $37.1 million and $3.7 million, respectively, as the difference between the carrying amount of the respective Exchanged Notes and the fair value of the 2031 Notes issued in the respective 2025 Note Exchanges. The fair value of the 2031 Notes is considered a critical estimate because of the judgment required in the valuation methods utilized and in assessing an interest rate that would be available to the Company for a similar debt instrument.
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
Warrants
The Warrants are accounted for as liabilities under ASC 480 as the warrants may be required to be settled in cash in case of a fundamental change, which could occur outside of our control. The fair value of the warrant liability is estimated using the Black-Scholes-Merton option-pricing model, which incorporates inherent uncertainties and generally requires significant judgment including factors such as the risk-free interest rate and the expected volatility of the price of the underlying stock. Changes in fair value are recognized on our statements of operations.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our financial statements included elsewhere in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of December 31, 2025, we had unrestricted cash and cash equivalents of $151.2 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, our independent registered public accounting firm, has audited management's assertion on the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included in Part IV —Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this Item is incorporated herein by reference to our proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “Proxy Statement”).
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
Item 16. Form 10-K Summary
None.

Exhibit Index

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of The RealReal, Inc., as currently in effect.	S-1	333-231891	3.2	June 17, 2019

3.2	Form of Amended and Restated Bylaws of The RealReal, Inc. as currently in effect.	S-1	333-231891	3.4	June 6, 2019

4.1	Form of Common Stock Certificate.	S-1	333-231891	4.1	June 17, 2019

4.2	Seventh Amended and Restated Investor Rights Agreement, dated March 22, 2019 among The RealReal, Inc. and certain holders of its capital stock.	S-1	333-231891	4.7	May 31, 2019

4.3	Description of Securities.	10-Q	001-38953	4.2	August 7, 2020

4.4	Indenture dated March 8, 2021, between The RealReal, Inc. and U.S. Bank National Association as Trustee, including form of 1.00% Convertible Senior Note due 2028.	8-K	001-38953	4.1	March 8, 2021

4.5	Form of 1.00% Convertible Senior Note due 2028 (included in Exhibit 4.1).	8-K	001-38953	4.1	March 8, 2021

4.6	Indenture, dated as of February 10, 2025, by and between The RealReal, Inc. and U.S. Bank	8-K	001-38953	4.1	February 10, 2025

4.7	Form of 4.00% Convertible Senior Note due 2031 (included as Exhibit A to Exhibit 4.1)	8-K	001-38953	4.2	February 10, 2025

10.1+	The RealReal, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1	333-231891	10.1	May 31, 2019

10.2#	Loan and Security Agreement dated as of September 19, 2013 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.3	May 31, 2019

10.3#	First Amendment to Loan and Security Agreement dated as of March 13, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.4	May 31, 2019

10.4#	Second Amendment to Loan and Security Agreement dated as of August 5, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.5	May 31, 2019

10.5#	Third Amendment to Loan and Security Agreement dated as of September 25, 2014 by and between The RealReal, Inc. and Square 1 Bank.	S-1	333-231891	10.6	May 31, 2019

10.6#	Fourth Amendment to Loan and Security Agreement dated as of December 28, 2015 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.7	May 31, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.7#	Fifth Amendment to Loan and Security Agreement dated as of July 18, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.8	May 31, 2019

10.8#	Sixth Amendment to Loan and Security Agreement dated as of September 16, 2016 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.9	May 31, 2019

10.9#	Seventh Amendment to Loan and Security Agreement dated as of March 28, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.10	May 31, 2019

10.10#	Eighth Amendment to Loan and Security Agreement dated as of July 27, 2017 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.11	May 31, 2019

10.11#	Ninth Amendment to Loan and Security Agreement dated as of March 5, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.12	May 31, 2019

10.12#	Tenth Amendment to Loan and Security Agreement dated as of July 25, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.13	May 31, 2019

10.13#	Eleventh Amendment to Loan and Security Agreement dated as of August 9, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.14	May 31, 2019

10.14#	Twelfth Amendment to Loan and Security Agreement dated as of December 19, 2018 by and between The RealReal, Inc. and Pacific Western Bank.	S-1	333-231891	10.15	May 31, 2019

10.15#	Lease Agreement dated as of March 18, 2014 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.16	May 31, 2019

10.16#	Lease Modification Agreement dated as of March 8, 2018 by and between The RealReal, Inc. and 35 Enterprise Avenue, L.L.C.	S-1	333-231891	10.17	May 31, 2019

10.17#	Lease Agreement dated as of June 5, 2018 by and between The RealReal, Inc. and Hartz Enterprise LLC.	S-1	333-231891	10.19	May 31, 2019

10.18#	Lease Agreement dated as of September 14, 2018 by and between The RealReal, Inc. and Prologis Perth Amboy Associates, LLC.	S-1	333-231891	10.20	May 31, 2019

10.19+	The RealReal, Inc. 2019 Equity Incentive Plan.	S-1	333-231891	10.21	June 17, 2019

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20+	The RealReal, Inc. Employee Stock Purchase Plan.	S-1	333-231891	10.22	June 17, 2019

10.21+	The RealReal, Inc. 2019 Equity Incentive Plan Stock Option Agreement and related form agreements.	10-Q	001-38953	10.1	August 14, 2019

10.22+	The RealReal, Inc. Employee Stock Purchase Plan, as amended and restated on February 19, 2020.	10-K	001-38953	10.25	March 11, 2020

10.23+	The RealReal, Inc. 2019 Equity Incentive Plan for Non-Employee Director Deferred Restricted Stock Unit Award Agreement and Deferral Election Form	10-Q	011-38953	10.1	November 7, 2023

10.24	Form of Base Capped Call Confirmation, dated June 10, 2020 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	June 16, 2020

10.25	Form of Additional Capped Call Confirmation, dated June 18, 2020 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	June 23, 2020

10.26#	Lease Agreement dated as of November 2, 2020 by and between The RealReal, Inc. and Liberty Property Limited Partnership.	10-Q	001-38953	10.1	November 10, 2020

10.27	Form of Base Capped Call Confirmation, dated March 8, 2021 between The RealReal, Inc. and each of the Counterparties.	8-K	001-38953	10.1	March 8, 2021

10.28	Form of Additional Capped Call Confirmation, dated March 12, 2021 between The RealReal, Inc. and each of the Capped Call Counterparties.	8-K	001-38953	10.1	March 16, 2021

10.29+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on May 5, 2021.	10-Q	001-38953	10.1	May 10, 2021

10.30+	The RealReal, Inc. 2019 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	10-K	001-38953	10.34	February 28, 2022

10.31+	The RealReal, Inc. 2019 Equity Incentive Plan Restricted Stock Unit Award	10-Q	001-38953	10.1	August 9, 2022

10.32+	Form of Indemnification Agreement entered into by and between The RealReal, Inc. and its directors and executive officers.	10-K	001-38953	10.35	February 28, 2023

10.33+	Form of Stand-Alone Restricted Stock Unit Award Agreement, by and between the Company and Luke Friang.	S-8	333-270281	99.3	March 3, 2023

				Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.34+	Offer Letter by and between The RealReal, Inc. and Ajay Gopal dated February 19, 2024.	8-K	001-38953	10.1	February 21, 2024

10.35*	Form of Exchange Agreement by and between The RealReal Inc. and the Noteholder, as defined therein, dated February 29, 2024.	10-K	001-38953	10.41	March 1, 2024

10.36	Indenture by and between The RealReal, Inc., the Guarantors party thereto and Glas Trust Company LLC dated February 29, 2024.	10-K	001-38953	10.42	March 1, 2024

10.37	Warrant Agency Agreement by and between The RealReal, Inc., Computershare, In., and Computershare Trust Company, N.A. dated February 29, 2024.	10-K	001-38953	10.43	March 1, 2024

10.38	Security Agreement among The RealReal, Inc., the Pledgors and GLAS Trust Company LLC, as Notes Collateral Agent,	10-Q	001-38953	10.5	May 7, 2024

10.39+	Letter re: Promotion to President and Chief Executive Officer, dated October 28, 2024, by and between The RealReal, Inc. and Rati Sahi Levesque.	10-Q	001-38953	10.1	November 4, 2024

10.40+	Amended and Restated Severance and Change-in-Control Agreement, dated October 28, 2024, by and between The RealReal, Inc. and Rati Sahi Levesque.	10-Q	001-38953	10.2	November 4, 2024

10.41+	Separation Agreement, dated October 28, 2024, by and between The RealReal, Inc. and John E. Koryl.	10-Q	001-38953	10.3	November 4, 2024

10.42+	Form of Severance and Change in Control Agreement approved by the Company’s board of directors on October 29, 2024.	10-Q	001-38953	10.4	November 4, 2024

10.43*	Exchange Agreement, dated as of February 10, 2025, by and among The RealReal, Inc. and the Noteholder Parties	8-K	001-38953	10.1	February 10, 2025

10.44+	Separation Agreement, dated August 4, 2025, by and between The RealReal, Inc. and Chatelle Lynch.	10-Q	001-38953	10.1	August 7, 2025

10.45*	Form of Exchange Agreement, dated as of August 20, 2025, by and among The RealReal, Inc. and the Noteholder Parties.	8-K	001-38953	10.1	August 21, 2025

19	The RealReal, Inc. Insider Trading Policy.	10-K	001-38953	19	February 21, 2025

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	The RealReal, Inc. Clawback Policy.	10-K	001-38953		March 1, 2024

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE).

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

The RealReal, Inc.

Date: February 26, 2026	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rati Sahi Levesque	Chief Executive Officer and Director	February 26, 2026
Rati Sahi Levesque	(Principal Executive Officer)

/s/ Ajay Madan Gopal	Chief Financial Officer	February 26, 2026
Ajay Madan Gopal	(Principal Financial Officer)

/s/ Steve Lo	Senior Vice President, Chief Accounting Officer	February 26, 2026
Steve Lo	(Principal Accounting Officer)

/s/ Caretha Coleman	Director	February 26, 2026
Caretha Coleman

/s/ Karen Katz	Director	February 26, 2026
Karen Katz

/s/ Rob Krolik	Director	February 26, 2026
Rob Krolik

/s/ Niki Leondakis	Director	February 26, 2026
Niki Leondakis
/s/ James Miller	Director	February 26, 2026
James Miller

/s/ Mark McCaffrey	Director	February 26, 2026
Mark McCaffrey

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on the Financial Statements

We have audited the accompanying balance sheets of The RealReal, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Sufficiency of the audit evidence over the IT elements of revenue recognition

As discussed in Note 2 to the financial statements, the Company recognizes consignment revenue by providing a service to sell pre-owned luxury goods on behalf of consignors to buyers through its online marketplace and retail stores. Direct revenue is recognized from the sale of Company-owned inventory on its online marketplace and retail stores. The Company reported $692.8 million in total revenue for the year ended December 31, 2025.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
The RealReal, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited The RealReal, Inc.'s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ KPMG LLP
San Francisco, California
February 26, 2026

THE REALREAL, INC.
Balance Sheets
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$151,231	$172,212
Accounts receivable	23,822	13,961
Inventory, net	30,843	23,583
Prepaid expenses and other current assets	21,595	22,913
Total current assets	227,491	232,669
Property and equipment, net	96,148	94,443
Operating lease right-of-use assets	64,641	75,714
Restricted cash	14,808	14,911
Other assets	5,945	5,358
Total assets	$409,033	$423,095
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,565	$11,004
Accrued consignor payable	111,497	89,718
Operating lease liabilities, current portion	24,645	22,835
Convertible Senior Notes, net, current portion	—	26,653
Other accrued and current liabilities	113,533	98,466
Total current liabilities	264,240	248,676
Operating lease liabilities, net of current portion	66,793	85,790
Convertible Senior Notes, net	230,833	276,807
Non-convertible notes, net	140,980	134,470
Warrant liability	114,353	78,584
Other noncurrent liabilities	7,352	6,144
Total liabilities	824,551	830,471
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 118,318,917 and 111,242,479 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	880,107	846,450
Accumulated deficit	(1,295,626)	(1,253,827)
Total stockholders’ deficit	(415,518)	(407,376)
Total liabilities and stockholders’ deficit	$409,033	$423,095
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Consignment revenue	$535,877	$473,396	$415,572
Direct revenue	91,091	64,580	79,160
Shipping services revenue	65,877	62,508	54,572
Total revenue	692,845	600,484	549,304
Cost of revenue:
Cost of consignment revenue	56,582	53,801	58,120
Cost of direct revenue	70,682	55,809	74,343
Cost of shipping services revenue	48,759	43,353	40,563
Total cost of revenue	176,023	152,963	173,026
Gross profit	516,822	447,521	376,278
Operating expenses:
Marketing	63,251	55,256	58,275
Operations and technology	275,916	260,827	257,041
Selling, general and administrative	201,589	187,737	183,793
Restructuring charges	—	196	43,462
Total operating expenses	540,756	504,016	542,571
Loss from operations	(23,934)	(56,495)	(166,293)
Change in fair value of warrant liability	(35,769)	(68,167)	—
Gain on extinguishment of debt	40,785	4,177	—
Interest income	4,257	7,943	8,805
Interest expense	(27,701)	(21,384)	(10,701)
Other income, net	926	—	—
Loss before provision for income taxes	(41,436)	(133,926)	(168,189)
Provision for income taxes	363	276	283
Net loss attributable to common stockholders	$(41,799)	$(134,202)	$(168,472)
Net loss per share attributable to common stockholders, basic	$(0.36)	$(1.24)	$(1.65)
Net loss per share attributable to common stockholders, diluted	$(0.70)	$(1.24)	$(1.65)
Weighted average shares used to compute net loss per share attributable to common stockholders, basic	114,871,414	107,878,366	101,806,000
Weighted average shares used to compute net loss per share attributable to common stockholders, diluted	116,512,265	107,878,366	101,806,000
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2022	99,088,172	$1	$781,060	$(951,153)	$(170,092)
Issuance of common stock upon exercise of options	8,511	—	19	—	19
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	4,708,141	—	(690)	—	(690)
Issuance of common stock for exercises under ESPP	865,676	—	886	—	886
Stock-based compensation expense	—	—	35,050	—	35,050
Net loss	—	—	—	(168,472)	(168,472)
Balance as of December 31, 2023	104,670,500	$1	$816,325	$(1,119,625)	$(303,299)
Settlement of capped calls	—	—	396	—	396
Issuance of common stock upon exercise of options	136,658	—	376	—	376
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	5,868,967	—	(1,646)	—	(1,646)
Issuance of common stock for exercises under ESPP	566,354	—	1,413	—	1,413
Stock-based compensation expense	—	—	29,586	—	29,586
Net loss	—	—	—	(134,202)	(134,202)
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
Settlement of capped calls	—	—	1,907	—	1,907
Issuance of common stock upon exercise of options	221,028	—	1,030	—	1,030
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	6,426,435	—	(160)	—	(160)
Issuance of common stock for exercises under ESPP	428,975	—	1,652	—	1,652
Stock-based compensation expense	—	—	29,228	—	29,228
Net loss	—	—	—	(41,799)	(41,799)
Balance as of December 31, 2025	118,318,917	$1	$880,107	$(1,295,626)	$(415,518)
The accompanying notes are an integral part of these financial statements.

THE REALREAL, INC.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(41,799)	$(134,202)	$(168,472)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	33,004	33,100	31,695
Stock-based compensation expense	28,943	29,082	34,273
Reduction of operating lease right-of-use assets	16,070	15,192	16,746
Bad debt expense	2,607	2,498	1,962
Non-cash interest expense	8,179	8,684	—
Issuance costs allocated to liability classified warrants	—	374	—
Accretion of debt discounts and issuance costs	2,206	2,127	2,573
Property, plant, equipment, and right-of-use asset impairments	—	—	39,739
Provision for inventory write-downs and shrinkage	2,214	2,590	9,783
Gain on debt extinguishment	(40,785)	(4,177)	—
Change in fair value of warrant liability	35,769	68,167	—
Loss (gain) related to warehouse fire, net	(95)	740	—
Other adjustments	(39)	(165)	(515)
Changes in operating assets and liabilities:
Accounts receivable	(12,468)	767	(6,981)
Inventory, net	(9,474)	(3,677)	10,938
Prepaid expenses and other current assets	(796)	701	2,001
Other assets	(701)	76	(3,050)
Operating lease liability	(22,184)	(20,883)	(26,478)
Accounts payable	1,613	910	(425)
Accrued consignor payable	21,779	11,470	(4,421)
Other accrued and current liabilities	12,663	13,090	(464)
Other noncurrent liabilities	304	382	(172)
Net cash provided by (used in) operating activities	37,010	26,846	(61,268)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	2,309	461	—
Capitalized proprietary software development costs	(12,889)	(11,800)	(12,951)
Purchases of property and equipment	(18,644)	(14,248)	(29,177)
Net cash used in investing activities	(29,224)	(25,587)	(42,128)
Cash flow from financing activities:
Proceeds from exercise of stock options	1,030	376	19
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	1,652	1,413	886
Repayment of 2025 Notes	(26,749)	—	—
Taxes paid related to restricted stock vesting	(160)	(1,646)	(679)
Cash received from settlement of Capped Calls in conjunction with the Note Exchanges	1,907	396	—
Issuance costs paid related to the Note Exchanges	(6,550)	(5,298)	—
Net cash (used in) provided by financing activities	(28,870)	(4,759)	226
Net decrease in cash, cash equivalents, and restricted cash	(21,084)	(3,500)	(103,170)
Cash, cash equivalents, and restricted cash
Beginning of period	187,123	190,623	293,793
End of period	$166,039	$187,123	$190,623

Supplemental disclosures of cash flow information
Cash paid for interest	$17,463	$10,680	$8,127
Cash paid for income taxes	331	200	227
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	3,480	1,818	1,757
Capitalized proprietary software development costs not yet paid in cash	978	654	1,122
Stock-based compensation capitalized to proprietary software development costs	318	504	777
Liability classified warrants issued in connection with the 2024 Note Exchange	—	10,417	—
Net decrease in principal amount of debt due to the 2024 Note Exchange	—	(17,232)	—
Net decrease in principal amount of debt due to the February 2025 Note Exchange	(36,656)	—	—
Net decrease in principal amount of debt due to the August 2025 Note Exchange	(6,084)	—	—
Tax withholding liability for restricted stock	—	—	11
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the years ended 2025, 2024 and 2023, comprehensive loss is equal to net loss as the Company has no other comprehensive income (loss) item in the periods presented. The Company’s functional and reporting currency is the U.S. dollar.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, fair value of warrant liability, initial fair value of non-convertible notes issued in the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net), initial fair value of convertible notes issued in the 2025 Notes Exchanges (see Note 7 — Convertible Senior Notes, Net), incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.
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
The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of estimated returns, cancellations, buyer incentives and adjustments. The Company recognizes a returns reserve based on historical experience, which is recorded in other accrued and current liabilities on the balance sheets (see Note 5 — Balance Sheet Components). Sales tax assessed by governmental authorities is excluded from revenue.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in 2025, 2024, and 2023.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of December 31, 2025 and December 31, 2024.
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
Marketing
Marketing expense is comprised of the cost of acquiring new consignors and buyers for our online platform and physical stores, including the cost of television, digital and direct mail advertising. Marketing expense also includes personnel-related costs, including stock-based compensation, of employees engaged in these activities. Advertising costs are expensed as incurred and were $48.6 million, $42.9 million, and $48.4 million in 2025, 2024, and 2023, respectively.
Operations and Technology
Operations and technology expense is comprised of costs associated with the authentication, merchandising and fulfillment of goods sold through our online marketplace and retail stores, as well as general information technology expense. The principal component of operations and technology expense is personnel-related costs, including stock-based compensation, of employees engaged in these activities. Operations and technology expense also includes allocated facility and overhead costs, costs related to our retail stores, facility supplies, inbound consignment shipping costs, and depreciation of hardware and equipment, as well as research and development expense for technology associated with managing and improving our operations. In 2025, 2024, and 2023, the Company capitalized proprietary software developments costs of $13.5 million, $11.8 million, and $13.3 million, respectively. As such, operations and technology expense also includes amortization of capitalized technology development costs, which is taken on straight-line basis over three years once the technology is ready for its intended use.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.8 million and $14.9 million in restricted cash as of December 31, 2025 and 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$151,231	$172,212	$175,709
Restricted cash	14,808	14,911	14,914
Total cash, cash equivalents and restricted cash	$166,039	$187,123	$190,623
Accounts Receivable
Accounts receivables are recorded at the amounts billed to buyers and do not bear interest. Accounts receivables result from transactions with payment processors, the majority of which are settled within two business days.
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $2.2 million and $2.6 million during the year ended December 31, 2025 and 2024, respectively.

Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the balance sheets and were $28.1 million and $22.4 million as of December 31, 2025 and 2024. Included in inventory on the Company’s balance sheets are assets totaling $5.1 million and $4.8 million as of December 31, 2025 and 2024, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
Capped Call Transactions
In June 2020 and March 2021, in connection with the issuance of its Convertible Senior Notes, the Company entered into capped call transactions (see Note 7 - Convertible Senior Notes, Net). The capped call transactions are expected generally to reduce the potential dilution to the holders of the Company’s common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Senior Notes, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls (as defined below) are classified in stockholders’ equity as a reduction to additional paid-in capital and are not subsequently remeasured as long as the conditions for equity classification continue to be met. The Company monitors the conditions for equity classification, which continue to be met as of December 31, 2025.
Debt Issuance Costs
Debt issuance costs, which consist of direct incremental legal, consulting, banking and accounting fees related to the anticipated debt offering, are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company presents debt issuance costs as a direct deduction from the related principal debt amounts on the balance sheet, and are all amortized to interest expense over the estimated remaining life of the related debt.
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
As of December 31, 2025 and December 31, 2024, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the years ended December 31, 2025, 2024, and 2023.
Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company has adopted this ASU as of December 31, 2025 prospectively to the current period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 13. Income Taxes in the accompanying notes to the financial statements for further detail.
Recently Issued Accounting Pronouncements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU provides updated guidance clarifying the capitalization of costs related to internal-use software, including enhanced guidance on cloud computing arrangements. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for a government grant received by a business entity. The guidance is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$25,683	$—	$—	$25,683
Money market funds	125,548	—	—	125,548
Total cash and cash equivalents	$151,231	$—	$—	$151,231

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$24,870	$—	$—	$24,870
Money market funds	147,342	—	—	147,342
Total cash and cash equivalents	$172,212	$—	$—	$172,212
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company's financial instruments on the balance sheet that were measured at fair value on a recurring basis for the period indicated by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$125,548	$—	$—	$125,548
Total	$125,548	$—	$—	$125,548
Financial liabilities:
Warrants	$—	$—	$114,353	$114,353
Total	$—	$—	$114,353	$114,353

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$147,342	$—	$—	$147,342
Total	$147,342	$—	$—	$147,342
Financial liabilities:
Warrants	$—	$—	$78,584	$78,584
Total	$—	$—	$78,584	$78,584
Fair Value Measurements of Other Financial Instruments

The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the balance sheets (in thousands):

	December 31, 2025		December 31, 2024
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2025 Notes	$—	$—	$26,653	$26,493
2028 Notes	$47,703	$45,152	$276,807	$216,291
2029 Notes	$140,980	$153,712	$134,470	$140,889
2031 Notes	$183,130	$280,269	$—	$—
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
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	December 31, 2025	December 31, 2024
Stock price	$15.78	$10.93
Exercise price	$1.71	$1.71
Expected life in years	3.17	4.17
Expected volatility	93.51%	96.75%
Expected dividends	—%	—%
Discount rate	3.55%	4.38%

The following table presents the activity related to the Warrants for each of the years presented:

	December 31, 2025	December 31, 2024
Beginning balance	$78,584	$—
Issuance of warrants	—	10,417
Change in fair value	35,769	68,167
Ending balance	$114,353	$78,584

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Proprietary software	$42,529	$47,416
Furniture and equipment	66,996	51,959
Automobiles	2,056	2,036
Leasehold improvements	93,723	88,840
Property and equipment, gross	205,304	190,251
Less: accumulated depreciation and amortization	(109,156)	(95,808)
Property and equipment, net	$96,148	$94,443
Depreciation and amortization expense on property and equipment was $32.9 million, $32.7 million, and $31.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2023, the Company recorded $8.6 million of impairment of leasehold improvements and disposal of fixed assets related to the closures of several of its office and retail locations as part of the savings plan the Company implemented. The impairment charges are included in restructuring in the statements of operations. The Company did not record impairment of leasehold improvements or disposal of fixed assets related to the savings plan during the years ended December 31, 2024 and December 31, 2025.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Returns reserve	$28,117	$22,409
Accrued compensation	28,173	24,749
Accrued sales tax and other taxes	9,929	9,727
Site credit and gift card liability	20,302	15,542
Accrued marketing and outside services	8,632	6,403
Accrued shipping	3,230	3,270
Accrued interest	7,168	4,996
Deferred revenue	3,108	2,441
Other	4,874	8,929
Other accrued and current liabilities	$113,533	$98,466

Note 6. Non-convertible Notes, Net
2024 Note Exchange
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the years ended December 31, 2025 and December 31, 2024, $5.9 million and $2.9 million was added to the principal amounts outstanding due to accrued PIK interest, respectively. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued the Warrants (see Note 4 – Fair Value Measurement for further details on the terms of the Warrants). As a result of the 2024 Note Exchange, the Company’s principal debt balance decreased $17.2 million as of the closing date of the 2024 Note Exchange.
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
The indenture governing the 2029 Notes (the "2029 Notes Indenture") contains certain covenants, which include (i) a covenant by the Company not to permit liquidity (calculated as the sum of (a) unused commitments then available to be drawn under any revolving credit facility, delayed draw term loan facility or qualified securitization financing permitted thereunder (after giving effect to any borrowing base or similar limitations), plus (b) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any)) to be less than $25 million as of the last day of any month, (ii) limitations on the Company’s and certain of its future subsidiaries’ (if any) ability to, among other things, (a) grant or incur liens securing indebtedness, (b) incur assume or guarantee additional indebtedness, (c) enter into transactions with affiliates, (d) sell or otherwise dispose of assets, including capital stock of subsidiaries, (e) make certain restricted payments or other investments, or (f) pay dividends or make other distributions (including loans and other advances and (iii) limitations, in the case of the Company and any future guarantor (if any), to consolidate, amalgamate or merge with or into, or sell all or substantially all of its assets to, another person. As of December 31, 2025 the Company was in compliance with such covenants.
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
A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2026 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(2,844)
Less amounts related to PIK interest	(22,807)
Net carrying amount	$140,980
Note 7. Convertible Senior Notes, Net
February 2025 Note Exchange
On February 10, 2025, the Company entered into an exchange agreement with certain holders of its 2028 Notes to exchange $183.3 million in aggregate principal amount of the 2028 Notes (the “February 2025 Exchanged Notes”) for $146.7 million in aggregate principal amount of the Company's 2031 Notes, pursuant to an indenture (such exchange, the “February 2025 Note Exchange” and, together with the August 2025 Note Exchange and the 2024 Note Exchange, the "Note Exchanges" and such indenture, the "2031 Notes Indenture"). As a result of the February 2025 Note Exchange, the Company's principal debt balance decreased $36.7 million as of the closing date of the February 2025 Note Exchange. The Company did not receive any cash connected to the February 2025 Note Exchange.
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
August 2025 Note Exchange
On August 20, 2025, the Company entered into an exchange agreement with certain holders of its 2028 Notes to exchange $49.5 million in aggregate principal amount of the 2028 Notes (the “August 2025 Exchanged Notes”, and together with the "February 2025 Exchanged Notes", the "2025 Exchanged Notes") for $43.4 million in aggregate principal amount of the Company's 2031 Notes, pursuant to the 2031 Notes Indenture (such exchange, the “August 2025 Note Exchange”, and together with the "February 2025 Note Exchange", the "2025 Note Exchanges"). As a result of the August 2025 Note Exchange, the Company's principal debt balance decreased $6.1 million as of the closing date of the August 2025 Note Exchange. The Company did not receive any cash connected to the August 2025 Note Exchange.
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

The Company recorded $1.3 million of issuance costs related to the 2031 Notes issued in connection with the August 2025 Note Exchange, which are being amortized to interest expense through the expected maturity of the 2031 Notes at an effective interest rate of 3.79%.
The 2031 Notes issued on August 20, 2025, together with the 2031 Notes previously issued by the Company on February 10, 2025, will form a single class of $190.1 million aggregate principal amount of 2031 Notes and will mature on February 15, 2031. As of December 31, 2025, the carrying amount of the 2031 Notes is $183.1 million, net of unamortized issuance costs and debt discount, net of $6.9 million. The 2031 Notes were classified as long-term liabilities as of December 31, 2025.

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
In March 2021, the Company issued an aggregate principal amount of $287.5 million of its 2028 Notes, pursuant to an indenture, in a private offering to qualified institutional buyers. The 2028 Notes will mature on March 1, 2028, unless earlier redeemed or repurchased by the Company or converted. In connection with the 2024 Note Exchange and 2025 Note Exchanges, certain of the 2028 Notes were extinguished.
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
The 2025 Notes which accrued interest at a rate of 3.00% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, matured on June 15, 2025. At maturity, the Company repaid the outstanding principal and accrued interest in full. The 2028 Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The initial conversion rate applicable to the 2028 Notes is 31.4465 shares of common stock per $1,000 principal amount of 2028 Notes (which is equivalent to an initial conversion price of approximately $31.80 per share of the Company’s common stock). The 2031 Notes accrue interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2025; provided that, solely with respect to the interest payment due on August 15, 2025, the 2031 Notes will bear additional cash interest at the rate of 1.25% per year from September 1, 2024 to but excluding February 10, 2025, which interest will be paid in consideration for the accrued and unpaid interest on the February 2025 Exchanged Notes. The initial conversion rate applicable to the 2031 Notes is 95.5795 shares of common stock per $1,000 principal amount of 2031 Notes (which is equivalent to an initial conversion price of approximately $10.46 per share of the Company’s common stock). The conversion rate for the Convertible Senior Notes is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a corporate event, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert any of its Convertible Senior Notes in connection with such corporate event.
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
Prior to December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes, the applicable Convertible Senior Notes will be convertible only under the following circumstances:
•During any calendar quarter (and only during such calendar quarter) (in the case of the 2031 Notes, commencing after the calendar quarter ending on June 30, 2025), if, the last reported sale price per share of the Company’s common stock exceeds 130%, in the case of the 2028 Notes, or 125% in the case of the 2031 Notes, of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
On and after December 1, 2027, in the case of the 2028 Notes, and November 15, 2030, in the case of the 2031 Notes, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Convertible Senior Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Senior Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. As of December 31, 2025, the conditions allowing holders to convert the 2031 Notes were met; however, the conditions for the 2028 Notes were not met.
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
If bankruptcy, insolvency, or reorganization occurs with respect to the Company (and not solely with respect to a significant subsidiary of the Company), then the principal amount of, and all accrued and unpaid interest on, the entire amount of the applicable series of the Convertible Senior Notes then outstanding will immediately become due and payable without any further action or notice by any person. If an event of default (other than bankruptcy, insolvency, or reorganization with respect to the Company and not solely with respect to a significant subsidiary of the Company) occurs and is continuing, then, with the exception of certain reporting events of default, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of the applicable series of the Convertible Senior Notes, then outstanding, by notice to us and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Notes or 2031 Notes, as applicable, then outstanding to become due and payable immediately.
The carrying amount of the 2028 Notes is $47.7 million as of December 31, 2025, with principal of $48.2 million, net of unamortized issuance costs of $0.5 million. The 2028 Notes were classified as long term liabilities as of December 31, 2025. The issuance costs related to the 2028 Notes are being amortized to interest expense over the expected life of the 2028 Notes or approximately its seven-year term at an effective interest rate of 1.45%. The carrying amount of the 2031 Notes is $183.1 million as of December 31, 2025, with a principal of $190.1 million, net of the $5.8 million unamortized issuance costs and debt discount, net of $1.2 million. The 2031 Notes were classified as long-term liabilities as of December 31, 2025.

The following table sets forth the amounts recorded in interest expense related to the 2025 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$368	$1,531	$5,175
Amortization of debt issuance costs	97	383	1,268
Total interest and amortization expense	$465	$1,914	$6,443

The following table sets forth the amounts recorded in interest expense related to the 2028 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$841	$2,821	$2,875
Amortization of debt issuance costs	443	1,308	1,305
Total interest and amortization expense	$1,284	$4,129	$4,180

The following table sets forth the amounts recorded in interest expense related to the 2031 Notes as of the dates indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$5,831	$—	$—
Amortization of debt issuance costs	1,095	—	—
Total interest and amortization expense	$6,926	$—	$—
A schedule of the Company's future maturities for the Convertible Senior Notes, is as follows (in thousands):

	Amount
Fiscal Year	2028 Notes	2031 Notes
2026	$—	$—
2027	—	—
2028	—	—
2029	48,201	—
2030	—	—
2031	—	190,079
Total principal payments	$48,201	$190,079
Less unamortized debt issuance costs	(498)	(6,949)
Net carrying amount	$47,703	$183,130

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
Note 8. Common Stock
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	December 31, 2025	December 31, 2024
Options issued and outstanding	634,564	917,370
Outstanding restricted stock units	9,803,430	14,305,562
Shares available for grant under the 2019 equity incentive plan	8,326,328	5,490,650
Shares available for issuance under 2019 ESPP	3,706,291	4,135,266
Warrants to purchase common stock	7,894,737	7,894,737
Total	30,365,350	32,743,585

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

The Company’s board of directors approved an increase of shares available for grant under the 2019 Plan by 4,465,083 shares on May 5, 2021, by 4,648,003 shares on February 23, 2022, by 4,954,409 shares on February 13, 2023, by 5,233,525 shares on February 20, 2024, and by 5,562,473 shares on February 12, 2025.
Activity under the Company’s stock option plan is set forth below:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2024	917,370	8.44	3.5	$3,445
Options granted	—	—
Options exercised	(232,173)	5.03
Options cancelled	(50,633)	8.12
Balances at December 31, 2025	634,564	9.71	2.9	4,489
Options vested and exercisable— December 31, 2025	634,564	9.71	2.9	4,489
There were no stock options granted in 2025, 2024 and 2023. The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $1.6 million, $0.3 million and zero, respectively. The aggregate intrinsic value of options exercised is the difference between the fair value of the underlying common stock on the date of exercise and the exercise price for in-the-money stock options.
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

RSUs
A summary of RSU activity for the year ended December 31, 2025 is as follows:

	Number of Shares	Restricted Stock Units Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested December 31, 2024	14,305,562	$3.48	$156,360
Granted	4,361,664	6.73
Vested	(6,446,275)	4.13
Forfeited	(2,417,521)	4.24
Unvested December 31, 2025	9,803,430	$4.31	$154,698
Included in the table above for the year ended December 31, 2025 are 457,627 PSUs granted, 198,000 PSUs vested, and 154,718 PSUs forfeited. The weighted average grant date fair value per share of the PSUs granted, vested and forfeited in the year ended December 31, 2025 was $7.78, $2.87 and $7.97, respectively.
The total fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2025 was $53.3 million.
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
The Company's board of directors approved an increase in the shares available for grant under the ESPP by 893,016 shares on May 5, 2021, by 929,601 shares on February 23, 2022, by 990,882 shares on February 13, 2023, by 1,046,705 shares on February 20, 2024, and by 1,112,424 shares on February 12, 2025.
During the years ended December 31, 2025, 2024 and 2023, employees purchased 428,975, 566,354, and 865,676 shares, respectively, at an average price of $3.85, $2.49 and $1.02, respectively.
As of December 31, 2025, the Company had an immaterial amount of unrecognized stock-based compensation cost related to purchase rights under the employee stock purchase plan.
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
The following assumptions were used to estimate the fair value of stock options granted in 2019, as there were no stock options granted in 2025, 2024 and 2023:

Year Ended December 31, 2019
Expected term (in years)	5.0 – 6.1
Expected volatility	44.2% – 47.8%
Average risk-free rate	1.9% – 2.6%
Dividend yield	—
As of December 31, 2025, the Company had approximately $34.1 million of unrecognized stock-based compensation expense related to RSUs and PSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 1.7 years. As of December 31, 2025, the Company had no unrecognized stock-based compensation expense related to options.
Total stock-based compensation expense by function was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Marketing	$1,064	$932	$1,550
Operations and technology	9,380	9,930	12,534
Selling, general and administrative	18,499	18,220	20,189
Total	$28,943	$29,082	$34,273
During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $0.3 million, $0.5 million, and $0.8 million of stock-based compensation expense to proprietary software, respectively.
Note 10. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $21.5 million, $20.9 million and $22.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company incurred $5.5 million of variable lease costs for the years ended December 31, 2025, 2024 and $5.2 million for the year ended December 31, 2023, which is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Due to the office and store closures in the year ended December 31, 2023, the Company reviewed its right-of-use assets for impairment. Impairment losses are measured and recorded for the excess of carrying value over its fair value, estimated based on expected future cash flows using discount rate and other quantitative and qualitative factors. As a result, the Company recorded $31.1 million related to the impairment of certain office and store right-of-use assets during the year ended December 31, 2023. No impairment charges were recorded during the years ended December 31, 2025 and December 31, 2024. The impairment charges are included in restructuring in the statements of operations.
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
As of December 31, 2025, maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
2026	$30,063
2027	26,610
2028	23,707
2029	13,384
2030	8,254
Thereafter	2,611
Total future minimum payments (1)	$104,629
Less: Imputed interest	(13,191)
Present value of operating lease liabilities	$91,438
(1) Total future minimum payments excludes $2.1 million of future payments required under a signed lease agreement that has not yet commenced.
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating cash flows used for operating leases	$28,807	$27,939	$34,118
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$4,997	$4,558	$6,272
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

	As of December 31, 2025	As of December 31, 2024
Weighted average remaining lease term	3.9 years	4.6 years
Weighted average discount rate	7.0%	6.2%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of December 31, 2025 and 2024.
Note 11. Restructuring
In February 2023, the Company announced a savings plan to reduce its real estate presence and operating expenses through closure of certain retail and office locations and workforce reduction.
For the year ended December 31, 2023, the Company recognized $43.5 million in restructuring which consisted of right-of-use asset impairment charge of $31.1 million, leasehold improvements impairment charge of $8.6 million, employee severance of $3.0 million, and other related charges of $1.5 million, partially offset by a $0.7 million gain on lease terminations. The Company recorded an immaterial amount of restructuring for the year ended December 31, 2024 and no restructuring expense was recorded for the year ended December 31, 2025. The restructuring related charges were recorded on a separate line item in the Company's statements of operations.
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

During the year ended December 31, 2025, the Company received all remaining insurance recoveries related to the 2024 warehouse fire. The Company recorded a net gain related to the fire of $0.1 million for the year ended December 31, 2025. The Company recorded a loss related to the fire, net of insurance recoveries, of $0.7 million for the year ended December 31, 2024 within Operations and Technology on the statements of operations.
As of December 31, 2025, the Company has no outstanding insurance receivables. As of December 31, 2024, the Company recorded $2.5 million of insurance receivables within prepaid and other current assets on the balance sheet. The Company has received $3.7 million and $3.9 million in payments from insurers towards its claims to cover impacts of the fire during the years ended December 31, 2025 and December 31, 2024, respectively. For the year ended December 31, 2025 and December 31, 2024, $1.4 million and $3.4 million of the payments were included within net cash flows from operating activities, respectively, and $2.3 million and $0.5 million of the payments are included within net cash flows from investing activities in the statements of cash flows, respectively, due to the nature of the insurance payments.
Noncancelable Purchase Commitments
Our contractual commitments primarily consist of software and other services in the ordinary course of business that are noncancellable with varying expiration dates through 2029. As of December 31, 2025, the future minimum payments under the Company’s noncancelable purchase commitments were as follows (in thousands):

Year Ending December 31,	Purchase Commitments
2026	$9,199
2027	6,697
2028	930
2029	420
2030	—
Total future minimum payments	$17,246
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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement or any reasonable range. On October 6, 2025, the stay was lifted, and the parties appeared for a conference before the magistrate judge to discuss a schedule for the remainder of the litigation on October 14, 2025. With the parties’ consent, the magistrate judge will hold a settlement conference to facilitate further discussions between the parties on March 5, 2026. The final outcome of this litigation, including our liability, if any, with respect to

Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

Beginning on September 10, 2019, purported shareholder class action complaints were filed against the Company, its officers and directors and the underwriters of its IPO in the San Mateo Superior Court, Marin County Superior Court, and the United States District Court for the Northern District of California. On July 27, 2021, the Company reached an agreement in principle to settle the shareholder class action. On November 5, 2021, plaintiff filed the executed stipulation of settlement and motion for preliminary approval of the settlement with the federal court. On March 24, 2022, the court entered an order preliminarily approving the settlement. On July 28, 2022, the court entered an order finally approving the settlement and dismissing the case. The financial terms of the stipulation of settlement provide that the Company will pay $11.0 million within thirty (30) days of the later of preliminary approval of the settlement or plaintiff’s counsel providing payment instructions. The Company paid the settlement amount on March 29, 2022 with available resources and recorded approximately $11.0 million for the year ended December 31, 2021 under our Operating expenses as a Legal settlement. One of the plaintiffs in the Marin County case opted out of the federal settlement and is pursuing the claim in Marin County Superior Court. The stay of the state court case has been lifted, and the opt out plaintiff filed an amended complaint on October 31, 2022 alleging putative class claims under the Securities Act of 1933 (the “Securities Act”) on behalf of the two shareholders who opted out of the settlement and those who purchased stock from November 21, 2019 through March 9, 2020, based on purported new revelations. The claims are for alleged violations of Sections 11 and 15 of the Securities Act. On February 23, 2024, plaintiff filed a motion for class certification. . On July 22, 2025, the court entered an order denying the motion for class certification. On September 19, 2025, plaintiff filed a notice of appeal of the class certification decision, which appeal remains pending. While the Company intends to defend vigorously against this litigation, there can be no assurance that the Company will be successful in its defense. For this reason, the Company cannot currently estimate the loss or range of possible losses it may experience in connection with this litigation.
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

Note 13. Income Taxes
Domestic and international pre-tax loss consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(41,436)	$(133,926)	$(168,189)
International	—	—	—
Loss before income taxes	$(41,436)	$(133,926)	$(168,189)
The components of the Company’s income tax provision were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	363	276	283
Total current tax expense	363	276	283
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred tax expense	—	—	—
Total provision for income taxes	$363	$276	$283
Rate Reconciliation
The Company adopted ASU 2023-09 'Income Taxes (Topic 740): Improvements to Income Tax Disclosures' on a prospective basis beginning with the year December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the Company's U.S. Federal statutory income tax amount and rate to its actual effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	(in thousands)	Percent
Tax at federal statutory rate	$(8,834)	21.0%
State taxes, net of federal effect (1)	363	(0.9)%
Tax credits
Research and development credits	(410)	1.0%
Valuation allowance	2,664	(6.3)%
Nondeductible Items
Section 162(m) compensation limitation	3,609	(8.6)%
Warrant liability fair value adjustment	7,512	(17.9)%
Other contributing items	1,444	(3.5)%
Other adjustments	(106)	0.3%
Stock-based compensation	(5,879)	14.0%
Effective tax rate	$363	(0.9)%
(1) State taxes in Texas make up the majority (greater than 50%) of the tax effect in this category.
The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	$(28,144)	$(35,290)
State taxes, net of federal effect	(7,627)	(9,554)
Stock-based compensation	3,192	8,956
Non-deductible items	1,988	504
Tax credits	(169)	(531)
Warrant liability fair value adjustment	18,333	—
Provision to return adjustments	(1,927)	9,259
Valuation allowance	14,651	26,501
Other	(21)	438
Provision for income taxes	$276	$283
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The Company’s significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$230,874	$230,303
Fixed assets and intangibles	13,695	10,461
Capitalized research and development	13,936	18,679
Accruals and reserves	22,398	18,685
Stock options	1,169	1,536
Operating lease liabilities	24,361	29,424
Capped calls	14,241	15,011
Tax credits	3,248	2,738
Other	4,914	4,621
Gross deferred tax assets	328,836	331,458
Less: valuation allowance	(308,210)	(306,948)
Total deferred tax assets	20,626	24,510
Deferred tax liabilities:
Operating lease right-of-use assets	(18,332)	(21,641)
Other	(2,294)	(2,869)
Gross deferred tax liabilities	(20,626)	(24,510)
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, the Company evaluates all available positive and negative evidence by considering whether it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon future taxable income, future reversals of existing taxable temporary difference, taxable income in carryback years and tax-planning strategies. The Company believes it is more likely than not that the deferred tax assets in the U.S. will not be realized; accordingly, a valuation allowance has been established against the Company's U.S. deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2025 and December 31, 2024 was an increase of $1.3 million and an increase of $14.7 million, respectively.
As of December 31, 2025 and 2024, the Company has a net operating loss carryforward of $869.7 million and $861.8 million for federal tax purposes, respectively, and $812.1 million and $818.6 million for state tax purposes, respectively. If not utilized, these losses will expire beginning in 2026 for state tax purposes. However, beginning in tax year 2018 and forward, the Federal law has changed such that net operating losses generated after December 31, 2017 may be carried forward indefinitely. Accordingly, $159.4 million of the federal net operating losses will begin to expire in 2033. However, $710.4 million of the federal net operating losses will not expire.
As of December 31, 2025 and 2024, the Company has a credit carryforward of $6.0 million and $4.7 million for federal tax purposes, respectively, and $0.9 million and $1.0 million for state tax purposes, respectively. If not utilized, these credits will expire beginning in 2041 for federal tax purposes and do not expire for state tax purposes.
The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.
The Tax Reform Act of 1986 limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. During 2019 and 2025, the Company analyzed whether any of the reported net operating losses would be limited because of these rules. Based on the analysis the Company believes $3.3 million of the Federal and $2.1 million of California net operating losses will not be available to offset future taxable income because of the limitation. The reported net operating losses have been adjusted based on this analysis.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local, jurisdictions, where applicable. As of December 31, 2025 and 2024, all years generally remain open to examination. Additionally, net operating loss carryforwards are subject to examination by the Internal Revenue Service and the California Franchise Tax Board for up to three and four years, respectively, after utilization.
Uncertain Income Tax Positions
The following table reflects the changes to the Company's unrecognized tax benefits (in thousands):

	December 31,
	2025	2024
Unrecognized tax benefits beginning balance	$2,847	$2,678
Increases related to current year tax positions	495	169
Increases related to prior year tax positions	278	—
Unrecognized tax benefits ending balance	$3,620	$2,847
As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $3.6 million and $2.8 million, respectively, none of which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefits relate to federal and state research and development credits. The Company's policy is to include interest and penalties as a component to the statements of operations, however there were no associated interest and penalties during the years ended December 31, 2025 and 2024. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months.

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of its adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Federal	$—
State and Local	331
Texas	185
All other states	146
Foreign	—
Income tax, net of amounts refunded	$331
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and December 31, 2023 was $0.2 million.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in 2025. The Company determined that the OBBBA did not have a material impact on the financial statements for the year ended December 31, 2025.
Note 14. Net Loss Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net loss attributable to common stockholders, basic	$(41,799)	$(134,202)	$(168,472)
Effect of gain on debt extinguishment	(40,785)	—	—
Effect of coupon interest and amortization expense related to the 2025 Exchanged Notes	740	—	—
Net loss attributable to common stockholders, diluted	$(81,844)	$(134,202)	$(168,472)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic	114,871,414	107,878,366	101,806,000
Effect of dilutive 2025 Exchanged Notes	1,640,851	—	—
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, diluted	116,512,265	107,878,366	101,806,000
Net loss per share attributable to common stockholders:
Basic	$(0.36)	$(1.24)	$(1.65)
Diluted	$(0.70)	$(1.24)	$(1.65)

The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	December 31,
	2025	2024	2023
Options to purchase common stock	634,564	917,370	1,119,676
Restricted stock units	9,803,430	14,305,562	12,695,176
Estimated shares issuable under the Employee Stock Purchase Plan	68,879	248,523	367,074
Assumed conversion of anti-dilutive Convertible Senior Notes	19,687,744	10,342,056	18,746,323
Warrants to purchase common stock	7,894,737	7,894,737	—
Total	38,089,354	33,708,248	32,928,249
Note 15. Retirement Plan
The Company has a defined-contribution 401(k) retirement plan covering substantially all of its employees. Eligible employees are permitted to contribute up to an amount not to exceed an annual statutory maximum. The Company matches employee contributions at a rate of 25% of vested contributions, up to a maximum of $2,000 per participant per year. The Company’s contributions to the 401(k) plan were $1.7 million, $1.4 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The CODM assesses performance and allocates resources based on net loss, as reported on the statements of operations. Net loss is used to monitor budget versus actual results. The CODM does not evaluate operating segments using asset or liability information.

The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$692,845	$600,484	$549,304
Less:
Cost of consignment revenue	56,582	53,801	58,120
Cost of direct revenue	70,682	55,809	74,343
Cost of shipping services revenue	48,759	43,353	40,563
Total cost of revenue	176,023	152,963	173,026
Gross Profit	516,822	447,521	376,278
Less:
People costs	308,966	283,002	274,229
Software and purchased services	116,049	108,866	104,454
Occupancy expense	38,661	37,295	37,718
Depreciation and amortization(1)	32,465	32,764	31,695
Stock-based compensation	28,943	29,082	34,273
Administration and other segment expenses (2)	13,961	12,811	16,740
Restructuring and one time expenses (3)	1,711	196	43,462
Total operating expenses	540,756	504,016	542,571
Change in fair value of warrant liability	(35,769)	(68,167)	—
Gain on extinguishment of debt	40,785	4,177	—
Interest income	4,257	7,943	8,805
Interest expense	(27,701)	(21,384)	(10,701)
Other income (expense), net	926	—	—
Provision for income taxes	(363)	(276)	(283)
Net loss attributable to common stockholders	$(41,799)	$(134,202)	$(168,472)
(1) Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of revenue.
(2) Administration and other segment expenses include insurance, supplies, and taxes.
(3) Restructuring and one time expenses for the year ended December 31, 2025 and 2024 consist of employee severance charges. For the year ended December 31, 2023 restructuring and one time expenses consists of impairment of right-of-use assets and property and equipment, employee severance charges, gain on lease terminations, and other charges.