Form 10-Q
period 2026-03-31
TheRealReal, Inc.
filed 2026-05-07
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, the registrant had 120,487,728 shares of common stock, $0.00001 par value per share, outstanding.

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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$123,952	$151,231
Accounts receivable, net	24,884	23,822
Inventory, net	33,925	30,843
Prepaid expenses and other current assets	20,199	21,595
Total current assets	202,960	227,491
Property and equipment, net	97,870	96,148
Operating lease right-of-use assets	64,177	64,641
Restricted cash	14,808	14,808
Other assets	6,097	5,945
Total assets	$385,912	$409,033
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$14,943	$14,565
Accrued consignor payable	102,323	111,497
Operating lease liabilities, current portion	22,416	24,645
Other accrued and current liabilities	101,417	113,533
Total current liabilities	241,099	264,240
Operating lease liabilities, net of current portion	66,791	66,793
Convertible Senior Notes, net	231,163	230,833
Non-convertible notes, net	144,159	140,980
Warrant liability	56,105	114,353
Other noncurrent liabilities	5,967	7,352
Total liabilities	745,284	824,551
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 120,462,615 and 118,318,917 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	897,317	880,107
Accumulated deficit	(1,256,690)	(1,295,626)
Total stockholders’ deficit	(359,372)	(415,518)
Total liabilities and stockholders’ deficit	$385,912	$409,033
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Consignment revenue	$145,893	$123,814
Direct revenue	25,808	20,454
Shipping services revenue	18,014	15,765
Total revenue	189,715	160,033
Cost of revenue:
Cost of consignment revenue	15,447	12,954
Cost of direct revenue	20,284	15,235
Cost of shipping services revenue	12,650	11,821
Total cost of revenue	48,381	40,010
Gross profit	141,334	120,023
Operating expenses:
Marketing	18,557	15,855
Operations and technology	72,719	66,978
Selling, general and administrative	52,332	49,961
Total operating expenses	143,608	132,794
Loss from operations	(2,274)	(12,771)
Change in fair value of warrant liability	47,335	42,503
Gain on extinguishment of debt	—	37,101
Interest income	1,001	1,374
Interest expense	(7,221)	(6,320)
Other income, net	203	608
Income before provision for income taxes	39,044	62,495
Provision for income taxes	108	95
Net income attributable to common stockholders	$38,936	$62,400
Net income per share attributable to common stockholders, basic	$0.33	$0.56
Net loss per share attributable to common stockholders, diluted	$(0.07)	$(0.14)
Weighted-average shares used to compute net income per share attributable to common stockholders, basic	119,523,593	112,038,075
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	125,720,093	120,779,324
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2025	118,318,917	$1	$880,107	$(1,295,626)	$(415,518)
Shares issued upon net settlement of warrants exercised	655,017	—	10,913	—	10,913
Issuance of common stock upon exercise of options	10,331	—	81	—	81
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,478,350	—	(97)	—	(97)
Stock-based compensation expense	—	—	6,313	—	6,313
Net income	—	—	—	38,936	38,936
Balance as of March 31, 2026	120,462,615	$1	$897,317	$(1,256,690)	$(359,372)
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

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$38,936	$62,400
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	8,094	8,375
Stock-based compensation expense	6,273	7,359
Reduction of operating lease right-of-use assets	4,231	3,961
Bad debt expense	733	671
Non-cash interest expense	(3,587)	(560)
Accretion of debt discounts and issuance costs	453	494
Provision for inventory write-downs and shrinkage	936	525
Gain on debt extinguishment	—	(37,101)
Change in fair value of warrant liability	(47,335)	(42,503)
Gain related to warehouse fire, net	—	(380)
Other adjustments	49	(44)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,795)	(14,460)
Inventory, net	(4,018)	(3,414)
Prepaid expenses and other current assets	1,396	7,307
Other assets	(167)	(469)
Operating lease liability	(5,998)	(5,455)
Accounts payable	1,127	1,783
Accrued consignor payable	(9,174)	(7,440)
Other accrued and current liabilities	(6,904)	(9,254)
Other noncurrent liabilities	127	(65)
Net cash used in operating activities	(16,623)	(28,270)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	—	1,719
Capitalized proprietary software development costs	(3,168)	(2,864)
Purchases of property and equipment	(7,472)	(4,714)
Net cash used in investing activities	(10,640)	(5,859)
Cash flow from financing activities:
Proceeds from exercise of stock options	81	24
Taxes paid related to restricted stock vesting	(97)	(54)
Cash received from settlement of Capped Calls in conjunction with the February 2025 Note Exchange	—	1,499
Issuance costs paid related to the February 2025 Note Exchange	—	(2)
Net cash (used in) provided by financing activities	(16)	1,467
Net decrease in cash, cash equivalents and restricted cash	(27,279)	(32,662)
Cash, cash equivalents and restricted cash
Beginning of period	166,039	187,123
End of period	$138,760	$154,461

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$10,356	$6,533
Cash paid for income taxes	9	6
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,574	4,346
Capitalized proprietary software development costs additions not yet paid in cash	1,037	1,107
Stock-based compensation capitalized to proprietary software development costs	40	112
Net settlement of cashless warrants exercised	10,913	—
Net decrease in principal amount of debt due to the February 2025 Note Exchange	—	(36,656)
Issuance costs associated with the February 2025 Note Exchange included in accounts payable and other accrued and current liabilities	—	5,167

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
The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three months ended March 31, 2026 and 2025, comprehensive income (loss) is equal to net income (loss) as the Company has no other comprehensive income (loss) item in the periods presented.
These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to revenue recognition, including the returns reserve, standalone selling price related to consignment revenue transactions, valuation of inventory, software development costs, stock-based compensation, fair value of warrant liability, initial fair value of non-convertible notes issued in the 2024 Note Exchange (see Note 6 — Non-convertible Notes, Net), initial fair value of convertible notes issued in the 2025 Note Exchanges (see Note 7 — Convertible Senior Notes, Net), incremental borrowing rates related to lease liability, valuation of deferred taxes, and other contingencies. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates. The disclosures provided herein should be read in conjunction with the audited financial statements and notes thereto included in our 2025 Annual Report on Form 10-K. See “Part II - Item 8. Financial Statements and Supplementary Data - Note 2” in our 2025 Annual Report on Form 10-K for a complete summary of our significant accounting policies.
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
The Company recognizes consignment revenue upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of estimated returns, cancellations, buyer incentives and adjustments. The Company recognizes a returns reserve based on historical experience, which is recorded in other accrued and current liabilities on the condensed balance sheets (see Note 5 — Condensed Balance Sheet Components). Sales tax assessed by governmental authorities is excluded from revenue.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three months ended March 31, 2026 and 2025.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of March 31, 2026 and December 31, 2025.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.8 million in restricted cash as of March 31, 2026 and December 31, 2025.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents	$123,952	$151,231	$139,602
Restricted cash	14,808	14,808	14,859
Total cash, cash equivalents and restricted cash	$138,760	$166,039	$154,461
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $0.9 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $23.8 million and $28.1 million as of March 31, 2026 and December 31, 2025, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.1 million and $5.1 million as of March 31, 2026 and December 31, 2025, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of March 31, 2026 and December 31, 2025, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three months ended March 31, 2026 and 2025.
Recently Adopted Accounting Pronouncements
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s condensed financial statements and footnote disclosures, from those disclosed in the 2025 Annual Report on Form 10-K.
Note 3. Cash and Cash Equivalents
The following tables summarize the estimated value of the Company’s cash and cash equivalents (in thousands) and do not include restricted cash. There are no unrealized gains or losses related to the restricted cash balance.

	March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$28,669	$—	$—	$28,669
Money market funds	95,283	—	—	95,283
Total cash and cash equivalents	$123,952	$—	$—	$123,952

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$25,683	$—	$—	$25,683
Money market funds	125,548	—	—	125,548
Total cash and cash equivalents	$151,231	$—	$—	$151,231

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

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$95,283	$—	$—	$95,283
Total	$95,283	$—	$—	$95,283
Financial liabilities:
Warrants	$—	$—	$56,105	$56,105
Total	$—	$—	$56,105	$56,105

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$125,548	$—	$—	$125,548
Total	$125,548	$—	$—	$125,548
Financial liabilities:
Warrants	$—	$—	$114,353	$114,353
Total	$—	$—	$114,353	$114,353
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in thousands):

	March 31, 2026		December 31, 2025
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2028 Notes	$47,760	$45,152	$47,703	$45,152
2029 Notes	$144,159	$156,978	$140,980	$153,712
2031 Notes	$183,403	$216,096	$183,130	$280,269
The principal amounts of the 1.00% convertible senior notes due 2028 (the “2028 Notes”), 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) and 4.00% convertible senior notes due 2031 (the “2031 Notes”, together with the 2028 Notes, and the 2029 Notes, the "Notes") are $48.2 million, $146.9 million and $190.1 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts are the unamortized debt issuance costs and debt premiums.
For the periods presented, the fair value of the 2028 Notes, the 2029 Notes and the 2031 Notes, which differs from their carrying value, is determined based on the quoted bid prices of such notes in an over-the-counter market using the latest trading information of the reporting period.
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
During the three months ended March 31, 2026, warrants with an exercise value of approximately $10.9 million were exercised on a cashless basis and reclassified from warrant liabilities to additional paid-in capital. In connection with these exercises, 729,941 warrants were settled on a net share basis, resulting in the issuance of 655,017 shares of common stock. The difference between the number of warrants exercised and shares issued reflects shares withheld to satisfy the exercise value of the warrants. As of March 31, 2026, 7,164,796 warrants remained outstanding after giving effect to warrant exercises during the period.
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	March 31, 2026	December 31, 2025
Stock price	$9.08	$15.78
Exercise price	$1.71	$1.71
Expected life in years	2.92	3.17
Expected volatility	89.33%	93.51%
Expected dividends	—%	—%
Discount rate	3.81%	3.55%

The following table presents the activity related to the Warrants for each of the periods presented:

	March 31, 2026	March 31, 2025
Beginning balance	$114,353	$78,584
Settlement of warrant liabilities	(10,913)	—
Change in fair value	(47,335)	(42,503)
Ending balance	$56,105	$36,081

Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Proprietary software	$41,064	$42,529
Furniture and equipment	72,171	66,996
Automobiles	2,076	2,056
Leasehold improvements	94,399	93,723
Property and equipment, gross	209,710	205,304
Less: accumulated depreciation and amortization	(111,840)	(109,156)
Property and equipment, net	$97,870	$96,148
Depreciation and amortization expense on property and equipment was $8.1 million and $8.3 million for the three months ended March 31, 2026 and 2025, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Returns reserve	$23,813	$28,117
Accrued compensation	22,182	28,173
Accrued sales tax and other taxes	10,840	9,929
Site credit and gift card liability	21,412	20,302
Accrued marketing and outside services	8,870	8,632
Accrued shipping	3,236	3,230
Accrued interest	2,042	7,168
Deferred revenue	3,769	3,108
Other	5,253	4,874
Other accrued and current liabilities	$101,417	$113,533

Note 6. Non-convertible Notes, Net
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 3.00% Convertible Senior Notes due 2025 (the "2025 Notes") and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the three months ended March 31, 2026, $3.1 million was added to the principal amounts outstanding due to accrued PIK interest.
As of March 31, 2026, there were no material changes to the terms of the 2029 Notes, including maturity, redemption provisions and covenants, disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The 2029 Notes are subject to certain financial and operating covenants, and as of March 31, 2026, the Company was in compliance with such covenants.

A schedule of the Company's future maturities for the 2029 Notes with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2026 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(2,721)
Less amounts related to PIK interest	(19,751)
Net carrying amount	$144,159
Note 7. Convertible Senior Notes, Net
As of March 31, 2026, the Company had 2028 Notes outstanding in an aggregate principal amount of $48.2 million and 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes"). The Company’s 2025 Notes matured in June 2025, at which time the Company repaid the outstanding principal and accrued interest in full. The total cash payment upon maturity was $27.2 million, and no obligations remain under the indenture governing the 2025 Notes.
During 2025, the Company completed exchange transactions in which a portion of the 2028 Notes were exchanged for 2031 Notes, including (i) the February 10, 2025 exchange (the “February 2025 Note Exchange”) and (ii) the August 20, 2025 exchange (the “August 2025 Note Exchange,” and together with the February 2025 Note Exchange, the “2025 Note Exchanges”). These transactions are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The terms of the Notes, including interest rates, maturity dates, conversion, redemption and other key provisions, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the terms of these Notes during the three months ended March 31, 2026.
2031 Notes
The 2031 Notes bear interest at a rate of 4.00% per annum, payable semi-annually, and will mature on February 15, 2031, unless earlier redeemed, repurchased or converted. As of March 31, 2026, the principal amount of the 2031 Notes was $190.1 million and the carrying value of the 2031 Notes was $183.4 million, net of unamortized issuance costs and debt discount, net of $6.7 million. The 2031 Notes were classified as long-term liabilities as of March 31, 2026. The conditions allowing holders of the 2031 Notes to convert were not met as of March 31, 2026.
2028 Notes
The 2028 Notes bear interest at a rate of 1.00% per annum, payable semi-annually, and will mature on March 1, 2028, unless earlier redeemed, repurchased or converted. As of March 31, 2026, the principal amount of the 2028 Notes was $48.2 million and the carrying value of the 2028 Notes is $47.8 million, net of unamortized issuance costs of $0.4 million. The 2028 Notes were classified as long term liabilities as of March 31, 2026. The conditions allowing holders of the 2028 Notes to convert were not met as of March 31, 2026.
The following table sets forth the amounts recorded in interest expense related to the Convertible Senior Notes as of March 31, 2026 (in thousands):

	2025 Notes	2028 Notes	2031 Notes
Contractual interest expense	$—	$120	$1,901
Amortization of debt issuance costs	—	57	270
Total interest and amortization expense	$—	$177	$2,171
The following table sets forth the amounts recorded in interest expense related to the Convertible Senior Notes as of March 31, 2025 (in thousands):

	2025 Notes	2028 Notes	2031 Notes
Contractual interest expense	$201	$286	$799
Amortization of debt issuance costs	52	184	164
Total interest and amortization expense	$253	$470	$963

A schedule of the Company's future maturities for the Convertible Senior Notes, is as follows (in thousands):

Fiscal Year	2028 Notes	2031 Notes
2026	$—	$—
2027	—	—
2028	48,201	—
2029	—	—
2030	—	—
2031	—	190,079
Total principal payments	48,201	190,079
Less unamortized debt issuance costs	(441)	(6,676)
Net carrying amount	$47,760	$183,403
Capped Call Transactions
The Company entered into capped call transactions (the "Capped Calls") in connection with the issuance of its 2025 Notes and 2028 Notes. The terms of the Capped Calls are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, Capped Calls related to the 2028 Notes remain outstanding. During the period, there were no material modifications, terminations, or settlements of these capped call transactions and no other material changes in the Company’s contractual obligations or related cash requirements associated with them.
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

As of March 31, 2026, there was total unrecognized compensation expense of approximately $39.4 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 1.8 years. As of March 31, 2026, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which included (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of March 31, 2026, the unrecognized expense for the PSUs is $0.5 million and the unrecognized expense for RSUs is $1.5 million.
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
There were no shares purchased by employees under the ESPP during the three months ended March 31, 2026 and 2025. As of March 31, 2026, total unrecognized compensation costs related to the ESPP was immaterial.
Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketing	$345	$303
Operations and technology	1,977	2,224
Selling, general and administrative	3,951	4,832
Total	$6,273	$7,359
During the three months ended March 31, 2026 and 2025, the Company capitalized an immaterial amount of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.7 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company also incurred $1.5 million and $1.4 million of variable lease costs for the three months ended March 31, 2026 and 2025, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$20,554
2027	27,708
2028	24,118
2029	14,931
2030	9,847
Thereafter	13,387
Total future minimum payments	$110,545
Less: Imputed interest	(21,338)
Present value of operating lease liabilities	$89,207
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows used for operating leases	$7,038	$7,120
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$3,767	$2,219
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 31, 2026
Weighted average remaining lease term	4.24 years
Weighted average discount rate	7.6%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of March 31, 2026 and December 31, 2025.

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
The CODM assesses performance and allocates resources based on net income, as reported on the condensed statements of operations. Net income is used to monitor budget versus actual results. The CODM does not evaluate operating segments using asset or liability information.
The following table presents selected financial information with respect to the Company's single operating segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$189,715	$160,033
Less:
Cost of consignment revenue	15,447	12,954
Cost of direct revenue	20,284	15,235
Cost of shipping services revenue	12,650	11,821
Total cost of revenue	48,381	40,010
Gross Profit	141,334	120,023
Less:
People costs	82,633	76,012
Software and purchased services	34,420	28,480
Occupancy expense	8,886	9,461
Depreciation and amortization(1)	7,961	8,241
Stock-based compensation	6,273	7,359
Administration and other segment expenses (2)	3,435	3,241
Total operating expenses	143,608	132,794
Interest income	1,001	1,374
Interest expense	(7,221)	(6,320)
Gain on extinguishment of debt	—	37,101
Change in fair value of warrant liability	47,335	42,503
Other income, net	203	608
Provision for income taxes	(108)	(95)
Net income attributable to common stockholders	$38,936	$62,400
(1) Expenses reported in operating expenses, excludes depreciation and amortization recorded in cost of revenue.
(2) Administration and other segment expenses include insurance, supplies, and taxes.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2029. In March 2026, the Company entered into an amended agreement for cloud services, which includes a total minimum commitment of $12.0 million over a three-year term ending in 2029. As of March 31, 2026, there were no other material changes to the Company’s noncancelable purchase commitments disclosed in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

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

On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties have engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement. The court held a settlement conference on March 5, 2026, but the parties were unable to reach a settlement. On March 6, 2026, the stay was vacated, and the court directed the parties to raise any pending discovery disputes by April 17, 2026 (subsequently extended to May 8, 2026), after resolution of which the parties will propose a schedule for the remainder of discovery and pretrial proceedings. On March 27, 2026, the court issued a ruling denying Chanel’s motion to strike TRR’s unclean hands defense and granting its motion to dismiss the counterclaims without prejudice to a motion for leave to amend some of the counterclaims. TRR moved to amend the counterclaims on April 20, 2026 to assert antitrust, tort, and statutory claims based on new allegations involving conduct discovered since the original counterclaims were filed. Chanel’s opposition to that motion is due May 15, 2026. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.

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
Note 12. Income Taxes
The Company's provision for income taxes was immaterial for the three months ended March 31, 2026 and 2025.
The Company maintained a full valuation allowance of $308.2 million against its gross deferred tax assets which were $328.8 million as of March 31, 2026. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of March 31, 2026, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $3.7 million, and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of March 31, 2026. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to common stockholders, basic	$38,936	$62,400
Effect of gain related to liability classified common stock warrants	(47,335)	(42,503)
Effect of gain on debt extinguishment	—	(37,101)
Effect of interest expense related to the February 2025 Exchanged Notes	—	275
Net loss attributable to common stockholders, diluted	$(8,399)	$(16,929)
Denominator
Weighted-average common shares outstanding used to calculate net income per share attributable to common stockholders, basic	119,523,593	112,038,075
Effect of dilutive liability classified common stock warrants outstanding	6,196,500	6,114,771
Effect of dilutive February 2025 Exchanged Notes	—	2,626,478
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, diluted	125,720,093	120,779,324
Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$0.56
Diluted	$(0.07)	$(0.14)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	March 31,
	2026	2025
Options to purchase common stock	620,483	897,052
Restricted stock units	9,288,898	13,514,629
Estimated shares issuable under the Employee Stock Purchase Plan	73,025	160,524
Anti-dilutive Convertible Senior Notes	19,687,744	18,600,383
Total	29,670,150	33,172,588

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. See the discussion under “Note Regarding Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q for more information. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and particularly in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
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
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended March 31, 2026 and 2025, our overall take rate on consigned goods was 36.4% and 38.6%, respectively. The decrease in our take rate was due to sales mix into higher value items. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 40 million members as of March 31, 2026. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In the three months ended March 31, 2026 and 2025, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of March 31, 2026, 16% of our buyers during the last twelve months also consigned items, and 50% of our consignors during the past twelve months also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel and more recently through tools to encourage flywheel behavior like the "Reconsign" module on our platform. If we fail to continue to attract and retain our buyer base to our online marketplace, our operating results would be adversely affected.
Scaling operations and technology. To support the future growth of our business, we continue to invest in physical infrastructure, technology and talent. We principally conduct our intake, authentication, merchandising and fulfillment operations in our leased authentication centers located in Arizona and New Jersey comprising an aggregate of approximately 1.4 million square feet of space. We also operate retail stores in several geographies. In addition to scaling our physical infrastructure, growing our single-SKU business operations requires that we attract, train and retain highly-skilled personnel for purposes of authentication, copywriting, merchandising, pricing and fulfilling orders. We have invested substantially in technology to automate our operations and support growth. We have continued to elevate our authentication operations through the combination of technology, our proprietary data and artificial intelligence capabilities to support efficiency and quality. We continue to strategically invest in technology, as innovation positions us to scale and support growth into the future.
Seasonality. Historically, we have observed trends in seasonality of supply and demand in our business. Specifically, our supply increases in the third and fourth quarters, and our demand increases in the fourth quarter. As a result of this seasonality, we typically see stronger AOV and more rapid sell-through in the fourth quarter.

Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except AOV and percentages)
GMV	$606,359	$490,405
NMV	$458,747	$370,757
Consignment revenue	$145,893	$123,814
Direct revenue	$25,808	$20,454
Shipping services revenue	$18,014	$15,765
Number of orders	938	869
Take rate	36.4%	38.6%
Active buyers	1,083	985
AOV	$646	$564
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
Average Order Value ("AOV")
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
Adjusted EBITDA means GAAP net income (loss) before interest income, interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude stock-based compensation, payroll taxes on employee stock transactions, gain on extinguishment of debt, change in fair value of warrant liability and certain one-time expenses. Adjusted EBITDA provides a basis for comparison of our business operations between current, past and future periods by excluding items that we believe are not indicative of our core operating performance. Adjusted EBITDA is a non-GAAP measure. Adjusted EBITDA has certain limitations as the measure excludes the impact of certain expenses that are included in our statements of operations that are necessary to run our business and should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA Reconciliation:
Net income	$38,936	$62,400
Depreciation and amortization	8,094	8,375
Interest income	(1,001)	(1,374)
Interest expense	7,221	6,320
Provision for income taxes	108	95
EBITDA	53,358	75,816
Stock-based compensation	6,273	7,359
Payroll taxes expense on employee stock transactions	773	539
Gain on extinguishment of debt (1)	—	(37,101)
Change in fair value of warrant liability (2)	(47,335)	(42,503)
Adjusted EBITDA	$13,069	$4,110
(1) The gain on extinguishment of debt for the three months ended March 31, 2025 reflects the difference between the carrying value of the February 2025 Exchanged Notes and the fair value of the 2031 Notes.
(2) The change in fair value of warrant liability for the three months ended March 31, 2026 and March 31, 2025 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.

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
Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue:
Consignment revenue	$145,893	$123,814
Direct revenue	25,808	20,454
Shipping services revenue	18,014	15,765
Total revenue	189,715	160,033
Cost of revenue:
Cost of consignment revenue	15,447	12,954
Cost of direct revenue	20,284	15,235
Cost of shipping services revenue	12,650	11,821
Total cost of revenue	48,381	40,010
Gross profit	141,334	120,023
Operating expenses:
Marketing	18,557	15,855
Operations and technology	72,719	66,978
Selling, general and administrative	52,332	49,961
Total operating expenses	143,608	132,794
Loss from operations	(2,274)	(12,771)
Change in fair value of warrant liability	47,335	42,503
Gain on extinguishment of debt	—	37,101
Interest income	1,001	1,374
Interest expense	(7,221)	(6,320)
Other income, net	203	608
Income (loss) before provision for income taxes	39,044	62,495
Provision for income taxes	108	95
Net income (loss)	$38,936	$62,400

	Three Months Ended March 31,
	2026	2025
Revenue:
Consignment revenue	76.9%	77.3%
Direct revenue	13.6	12.8
Shipping services revenue	9.5	9.9
Total revenue	100.0	100.0
Cost of revenue:
Cost of consignment revenue	8.1	8.1
Cost of direct revenue	10.7	9.5
Cost of shipping services revenue	6.7	7.4
Total cost of revenue	25.5	25.0
Gross profit	74.5	75.0
Operating expenses:
Marketing	9.8	9.9
Operations and technology	38.3	41.9
Selling, general and administrative	27.6	31.2
Restructuring charges	—	—
Total operating expenses	75.7	83.0
Loss from operations	(1.2)	(8.0)
Change in fair value of warrant liability	25.0	26.6
Gain on extinguishment of debt	—	23.2
Interest income	0.5	0.9
Interest expense	(3.8)	(3.9)
Other income, net	0.1	0.4
Income (loss) before provision for income taxes	20.6	39.1
Provision for income taxes	0.1	0.1
Net income (loss)	20.5%	39.0%

Comparison of the Three Months Ended March 31, 2026 and 2025
Consignment Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Consignment revenue	$145,893	$123,814	$22,079	18%
Consignment revenue increased by $22.1 million, or 18%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in revenue was driven primarily by a 24% increase in consignment GMV during the three months ended March 31, 2026.
Our take rate decreased to 36.4% from 38.6% during the three months ended March 31, 2026 compared to the same period last year due to sales mix into higher value items.
Direct Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Direct revenue	$25,808	$20,454	$5,354	26%
Direct revenue increased by $5.4 million, or 26%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by higher sales of items acquired from businesses, individual sellers, and from out of policy returns. Increases in out of policy returns is consistent with the growth in our consignment business. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$18,014	$15,765	$2,249	14%
Shipping services revenue increased by $2.2 million, or 14%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a 8% increase in the number of orders and an increase in shipping fees in the three months ended March 31, 2026.
Cost of Consignment Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$15,447	$12,954	$2,493	19%
Cost of consignment revenue increased by $2.5 million, or 19%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by higher consignment volume.
Consignment revenue gross margin decreased by 13 basis points in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cost of Direct Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$20,284	$15,235	$5,049	33%
Cost of direct revenue increased by $5.0 million, or 33%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 411 basis points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to category mix of products sold and favorable inventory adjustments in prior year.

Cost of Shipping Services Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$12,650	$11,821	$829	7%

Cost of shipping services revenue increased by $0.8 million, or 7% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a 8% increase in the number of orders.
The shipping services revenue gross margin increased by 476 basis points for the three months ended March 31, 2026, primarily due to increase in shipping fees.
Total Gross Margin
Our total gross margin decreased by 50 basis points in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 driven by a lower take rate from category mix and growth in direct revenue, which has a lower margin profile than consignment revenue. Gross margin may vary from period to period.
Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Marketing	$18,557	$15,855	$2,702	17%
Marketing expense increased by $2.7 million, or 17%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in advertising costs due to increased advertising volumes and changes in the composition of marketing spend.
As a percent of revenue, marketing expense decreased to 9.8% from 9.9% in the three months ended March 31, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.
Operations and Technology

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Operations and technology	$72,719	$66,978	$5,741	9%
Operations and technology expense increased by $5.7 million, or 9%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was driven by higher employee costs due to increased volume, and an increase in software and service expenses. The increased employee costs were partially offset by realized efficiencies in our fulfillment processes that moderated the overall increase.
As a percent of revenue, operations and technology expense decreased to 38.3% from 41.9% in the three months ended March 31, 2026 and 2025, respectively, due to improved operating efficiencies in our authentication centers. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$52,332	$49,961	$2,371	5%
Selling, general and administrative expense increased by $2.4 million, or 5%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to higher employee costs.
As a percent of revenue, selling, general and administrative expense decreased to 27.6% from 31.2% in the three months ended March 31, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.

Change in Fair Value of Warrant Liability

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$47,335	$42,503	$4,832	11%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the 2024 Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three months ended March 31, 2026, we incurred a gain of $47.3 million due to the decrease in the fair value of the warrants outstanding at March 31, 2026. The decrease in the fair value of the warrant liability was primarily driven by a decrease in the Company’s stock price during the period, which resulted in a lower valuation of the warrants.
Gain on Extinguishment of Debt

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$—	$37,101	$(37,101)	(100)%
During the three months ended March 31, 2025, the Company recognized a gain on extinguishment of debt of $37.1 million due to the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the three months ended March 31, 2025 (See Note 7 — Convertible Senior Notes, Net). No such transactions occurred in the three months ended March 31, 2026.
Interest Income

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest income	$1,001	$1,374	$(373)	(27)%
Interest income decreased by $0.4 million, or 27% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to lower average cash balances.
Interest Expense

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest expense	$(7,221)	$(6,320)	$(901)	14%
Interest expense increased by $0.9 million, or 14% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to the full-quarter impact of the 2031 Notes in the current quarter compared to a partial quarter of interest expense in the prior period.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $124.0 million and an accumulated deficit of $1,256.7 million. We had restricted cash of $14.8 million as of March 31, 2026, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. However, during the years ended December 31, 2025 and 2024, we achieved positive cash flow from operations.
In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In

February 2024, we exchanged $145.8 million of our 2025 Notes and $6.5 million of our 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (see Note 6 — Non-convertible Notes, Net). In February 2025, we exchanged $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our new 2031 Notes in the February 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net). In June 2025, the 2025 Notes matured, and the Company repaid the outstanding principal amount and accrued interest in full. The total cash payment upon maturity was $27.2 million, which included the outstanding principal amount and accrued interest through the maturity date. In August 2025, we exchanged $49.5 million aggregate principal amount of the 2028 Notes for $43.4 million aggregate principal amount of additional 2031 Notes (see Note 7 — Convertible Senior Notes, Net). As a result of the 2024 Note Exchange and 2025 Note Exchanges, we significantly extended the average maturity date of our outstanding indebtedness.
We expect that operating losses may continue in the foreseeable future. We believe our existing cash and cash equivalents as of March 31, 2026 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(16,623)	$(28,270)
Investing activities	(10,640)	(5,859)
Financing activities	(16)	1,467
Net decrease in cash and cash equivalents	$(27,279)	$(32,662)
Net Cash Used in Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $16.6 million, which consisted of net income of $38.9 million, adjusted by non-cash charges of $30.2 million and cash outflows due to a net change of $25.4 million in our operating assets and liabilities. The net change in our non-cash charges was primarily due to the $47.3 million unrealized gain on change in fair value of warrant liability. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $9.2 million decrease in accrued consignor payables, a $6.9 million decrease in other accrued and current liabilities, a $6.0 million decrease in operating lease liabilities, and a $4.0 million increase in inventory, net.
During the three months ended March 31, 2025, net cash used in operating activities was $28.3 million, which consisted of net income of $62.4 million, adjusted by non-cash charges of $59.2 million and cash outflows due to a net change of $31.5 million in our operating assets and liabilities. The net change in our non-cash charges was primarily due to the $42.5 million unrealized gain on change in fair value of warrant liability and the $37.1 million gain on debt extinguishment in connection with the 2025 Note Exchanges. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a $14.5 million increase in accounts receivables, a $9.3 million decrease in other accrued and current liabilities, a $7.4 million decrease in accrued consignor payables and a $5.5 million decrease in operating lease liabilities, partially offset by a $7.3 million decrease in prepaid expenses and other current assets.
Net Cash Used in Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $10.6 million, which consisted of $7.5 million for purchases of property and equipment, net, including leasehold improvements and $3.2 million for capitalized proprietary software development costs.
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
Net Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was immaterial.
During the three months ended March 31, 2025, net cash provided by financing activities was $1.5 million, which primarily consisted of the proceeds received from the settlement of Capped Calls in conjunction with the 2025 Note Exchanges.
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
As of March 31, 2026, we had 2028 Notes outstanding in an aggregate principal amount of $48.2 million and 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchanges.
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
2029 Notes and Warrants
On February 29, 2024, the Company entered into exchange agreements with certain holders (the "Exchange Holders") of its then outstanding 2025 Notes and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to the 2029 Notes Indenture. The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind interest at a rate of 4.25% per annum payable semi-annually. The 2029 Notes will mature on the earlier of (a) March 1, 2029 and (b) any date, if any, on or after December 1, 2027 on which (a) the aggregate principal amount of the 2028 Notes then outstanding is greater than $20 million and (b) the difference between (i) the amount of unrestricted cash and cash equivalents held by the Company and its subsidiaries (if any) as of such date of determination and (ii) the aggregate principal amount of 2028 Notes outstanding as of such date of determination is less than $75 million. In connection with the 2024 Note Exchange, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company’s common stock to the holders of the Exchanged Notes at an exercise price of $1.71, subject to certain cashless exercise provisions and adjustment in accordance with the terms of the Warrants (see “Note 4 – Fair Value Measurement” to the condensed financial statements included in this quarterly report for further details on the terms of the Warrants).
For additional details related to our 2029 Notes, please see “Note 6 – Non-convertible Notes, Net” to the condensed financial statements included in this quarterly report.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except that in March 2026, we entered into an agreement for cloud computing services, which includes a total minimum commitment of $12.0 million over a three-year term ending in 2029. We expect payments under this agreement to be made in the ordinary course of business over the term of the arrangement.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. There have been no significant changes to our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed financial statements “Summary of Significant Accounting Policies” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of March 31, 2026, we had unrestricted cash and cash equivalents of $124.0 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement. The court held a settlement conference on March 5, 2026, but the parties were unable to reach a settlement. On March 6, 2026, the stay was vacated, and the court directed the parties to raise any pending discovery disputes by April 17, 2026 (subsequently extended to May 8, 2026), after resolution of which the parties will propose a schedule for the remainder of discovery and pretrial proceedings. On March 27, 2026, the court issued a ruling denying Chanel’s motion to strike TRR’s unclean hands defense and granting its motion to dismiss the counterclaims without prejudice to a motion for leave to amend some of the counterclaims. TRR moved to amend the counterclaims on April 20, 2026 to assert antitrust, tort, and statutory claims based on new allegations involving conduct discovered since the original counterclaims were filed. Chanel’s opposition to that motion is due May 15, 2026. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
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
Item 1A. Risk Factors.
Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10-Q and in our 2025 Annual Report on Form 10-K.

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
•Our industry is highly competitive, and we may not be able to compete effectively.
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
The Company has reviewed and updated its risk factors as previously disclosed in its 2025 Annual Report on Form 10-K. Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, our 2025 Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission ("SEC"). The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations.
Risks Relating to Our Business and Industry
We have a history of losses and we may not achieve or maintain profitability in the future.
We experienced net income (losses) of $(134.2) million, $(41.8) million, and $38.9 million in 2024, 2025 and the three months ended March 31, 2026 respectively, and as of March 31, 2026 we had an accumulated deficit of $1,256.7 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our luxury consignment offices. We also reach new consignors through paid advertising, marketing materials, digital marketing, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We cannot be certain that these efforts will yield new consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors, including as a result of the fluctuating value of raw materials such as gold and silver, which have recently reached record highs. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. We continue to optimize our take rate structure. If updates to our take rate structure are not successful in increasing the consignment of optimal items, our brand and reputation could be adversely affected, we may generate less revenue than expected, and we may choose to further refine the structure. We have a buy upfront program in an effort to generate additional supply. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business and our operating results would be adversely affected.
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
Our business and operating results are subject to global economic conditions, including tariffs and changes to global trade policy and their impact on consumer discretionary spending, particularly in the luxury goods market. Some of the factors that may reduce luxury spending include economic downturns, including an economic recession or depression, high levels of unemployment, higher consumer debt levels, higher levels of inflation, reductions in net worth, declines in asset values, including home values, the fluctuating value of raw materials such as gold and silver, and related market and economic uncertainty, including as a result of geopolitical instability and disruptions in the financial industry. Many of these factors have occurred, and may occur in the future, as a result of recent macroeconomic uncertainty, fluctuating interest rates, inflationary pressures, credit constraints, changes in trade and tariff policy, and geopolitical instability due in part to the conflict between Russia and Ukraine and the Israel-Hamas war and the Iran conflict. Such economic uncertainty and the resulting decrease in the rate of new luxury goods purchases in the primary market may have a corresponding impact on luxury resale, which could manifest in a number of ways, including but not limited to fewer individuals choosing to consign their goods with us, resulting in a decrease of items available in our online marketplace, fewer individuals choosing to buy pre-owned luxury goods, resulting in lower active buyer growth and order volume, and lower AOV due to a combination of lower average selling price per item and/or fewer items per average order, any of which could have an adverse effect on our business and operating results.
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
National retailers and brands set pricing for new luxury goods that they sell and from time to time offer sales and promotional pricing, particularly during the fourth quarter holiday season, when we have historically made a substantial portion of our annual sales. Promotional pricing by these parties may lower the value of products consigned with us and our inventory and, in turn, reduce the value proposition for both our consignors and buyers. We have in the past experienced a reduction in our GMV and AOV due to fluctuations in the price of new luxury goods sold by retailers and brands, and we could experience similar reductions and fluctuations in the future. However, the timing and magnitude of such discounting can be difficult to predict and can be brought on by unique factors such as a retailer or brand going out of business and liquidating its inventory, which may happen to a greater extent as a result of macroeconomic uncertainty, inflation, geopolitical instability due in part to the conflict between Russia and Ukraine, the Israel-Hamas war, the Iran conflict, increased U.S. trade tariffs and trade disputes with other countries, and weakened consumer demand. Any of the foregoing risks could adversely affect our business, financial condition and operating results.
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
We are building automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our merchandising and fulfillment operations. As we continue to add capacity, capabilities and automation, our operations will become increasingly complex and challenging and may be subject to additional regulation. The legal and regulatory landscape related to AI is evolving rapidly in the United States and internationally, including laws and regulations addressing transparency, consumer protection, bias and discrimination, privacy, and content moderation, as well as the EU Artificial Intelligence Act. These requirements may change quickly, be interpreted inconsistently, and impose significant compliance burdens. While we expect these technologies to improve productivity in many of our merchandising operations, including pricing, copywriting, authentication, photography and photo retouching, any flaws or failures, or unforeseen or impermissible third-party use, of such technologies could cause interruptions in and delays to our operations which may harm our business. Moreover, developing, testing and deploying such technologies may also increase our operating expenses. Artificial intelligence technologies create specific risks that require tailored oversight. Insufficient oversight could lead to liability, governmental or regulatory scrutiny, financial loss, and reputational harm, and could cause us to incur additional costs to resolve such issues. We use artificial intelligence to make initial assessments on authenticity, to identify product characteristics, and to help predict consignor preferences, and we plan to expand our use of artificial intelligence into other areas of our business, including customer-facing areas. We have created our own purpose-built technology, including "Athena," our artificial intelligence initiative to operate our business, which may lack efficiency or become obsolete as we grow and we also increasingly rely on AI technology from third parties. If these technologies do not perform in accordance with our expectations, cause us to experience operational disruptions, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. In addition, the evolution of these technologies, including through agentic commerce, may create unforeseen competitive pressures or cause disruption. Any of the foregoing, as well as our failure to responsibly deploy artificial intelligence in our operations, the failure of artificial intelligence systems themselves, or the failure of our team members to identify and/or rectify erroneous or problematic outputs from artificial intelligence tools, could adversely affect our business, financial condition and results of operations.
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

We rely on third-party payment processors to process payments made by buyers or to consignors on our online marketplace. The software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, or be compromised. We have experienced, and expect that in the future we will experience, interruptions, delays and outages in service from third party payment service providers, including payment processors, application providers and hosting services. Any of these risks could cause us to lose our ability to accept online payments, make payments to consignors or conduct other payment transactions, any of which could make our platform less convenient and attractive and adversely affect our ability to attract and retain buyers and consignors.
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
As of March 31, 2026, the principal amount of our 2028 Notes was $48.2 million, the principal amount of our 2029 Notes was $146.9 million, and the principal amount of our 2031 Notes was $190.1 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantages of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
There were no unregistered sales of equity securities during the first quarter of 2026.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

4.1*	Description of Securities of the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
_________________________

*	Filed herewith.
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

The RealReal, Inc.

Date: May 7, 2026	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: May 7, 2026	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer