Form 10-Q
period 2026-06-30
TheRealReal, Inc.
filed 2026-08-06
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, the registrant had 121,671,115 shares of common stock, $0.00001 par value per share, outstanding.

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$119,132	$151,231
Accounts receivable, net	20,073	23,822
Inventory, net	35,431	30,843
Prepaid expenses and other current assets	18,682	21,595
Total current assets	193,318	227,491
Property and equipment, net	100,558	96,148
Operating lease right-of-use assets	63,240	64,641
Restricted cash	14,777	14,808
Other assets	6,394	5,945
Total assets	$378,287	$409,033
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$15,049	$14,565
Accrued consignor payable	95,062	111,497
Operating lease liabilities, current portion	23,095	24,645
Other accrued and current liabilities	100,274	113,533
Total current liabilities	233,480	264,240
Operating lease liabilities, net of current portion	64,404	66,793
Convertible Senior Notes, net	231,516	230,833
Non-convertible notes, net	144,293	140,980
Warrant liability	74,688	114,353
Other noncurrent liabilities	7,636	7,352
Total liabilities	756,017	824,551
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 121,666,258 and 118,318,917 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	906,192	880,107
Accumulated deficit	(1,283,923)	(1,295,626)
Total stockholders’ deficit	(377,730)	(415,518)
Total liabilities and stockholders’ deficit	$378,287	$409,033
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Consignment revenue	$148,216	$128,620	$294,109	$252,434
Direct revenue	25,787	20,495	51,595	40,949
Shipping services revenue	18,568	16,073	36,582	31,838
Total revenue	192,571	165,188	382,286	325,221
Cost of revenue:
Cost of consignment revenue	16,075	13,761	31,522	26,715
Cost of direct revenue	20,407	17,185	40,691	32,420
Cost of shipping services revenue	12,887	11,566	25,537	23,387
Total cost of revenue	49,369	42,512	97,750	82,522
Gross profit	143,202	122,676	284,536	242,699
Operating expenses:
Marketing	18,382	15,548	36,939	31,403
Operations and technology	74,706	68,986	147,425	135,964
Selling, general and administrative	52,397	48,027	104,729	97,988
Total operating expenses	145,485	132,561	289,093	265,355
Loss from operations	(2,283)	(9,885)	(4,557)	(22,656)
Change in fair value of warrant liability	(18,583)	4,537	28,752	47,040
Gain on extinguishment of debt	—	—	—	37,101
Interest income	902	1,109	1,903	2,483
Interest expense	(7,322)	(7,038)	(14,543)	(13,358)
Other income, net	154	—	357	608
Income (loss) before provision for income taxes	(27,132)	(11,277)	11,912	51,218
Provision for income taxes	101	89	209	184
Net income (loss) attributable to common stockholders	$(27,233)	$(11,366)	$11,703	$51,034
Net income (loss) per share attributable to common stockholders, basic	$(0.23)	$(0.10)	$0.10	$0.45
Net income (loss) per share attributable to common stockholders, diluted	$(0.23)	$(0.13)	$(0.13)	$(0.27)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	121,023,931	114,044,057	120,277,907	113,046,607
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	121,023,931	119,484,716	126,390,826	120,178,570
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2025	118,318,917	$1	$880,107	$(1,295,626)	$(415,518)
Shares issued upon net settlement of warrants exercised	655,017	—	10,913	—	10,913
Issuance of common stock upon exercise of options	10,331	—	81	—	81
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,478,350	—	(97)	—	(97)
Stock-based compensation expense	—	—	6,313	—	6,313
Net income (loss)	—	—	—	38,936	38,936
Balance as of March 31, 2026	120,462,615	$1	$897,317	$(1,256,690)	$(359,372)
Issuance of common stock upon exercise of options	25,127	—	227	—	227
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,050,416	—	(12)	—	(12)
Issuance of common stock for exercises under ESPP	128,100	—	1,018	—	1,018
Stock-based compensation expense	—	—	7,642	—	7,642
Net income (loss)	—	—	—	(27,233)	(27,233)
Balance as of June 30, 2026	121,666,258	$1	$906,192	$(1,283,923)	$(377,730)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
Settlement of Capped Calls	—	—	1,499	—	1,499
Issuance of common stock upon exercise of options	8,424	—	24	—	24
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,843,176	—	(54)	—	(54)
Stock-based compensation expense	—	—	7,438	—	7,438
Net income (loss)	—	—	—	62,400	62,400
Balance as of March 31, 2025	113,094,079	$1	$855,357	$(1,191,427)	$(336,069)
Issuance of common stock upon exercise of options	26,050	—	90	—	90
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,868,888	—	(29)	—	(29)
Issuance of common stock for exercises under ESPP	247,259	—	838	—	838
Stock-based compensation expense	—	—	8,292	—	8,292
Net income (loss)	—	—	—	(11,366)	(11,366)
Balance as of Balance as of June 30, 2025	115,236,276	$1	$864,548	$(1,202,793)	$(338,244)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$11,703	$51,034
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	15,917	16,631
Stock-based compensation expense	13,848	15,567
Reduction of operating lease right-of-use assets	8,562	7,943
Bad debt expense	1,342	1,214
Non-cash interest expense	3,227	5,483
Accretion of debt discounts and issuance costs	940	1,060
Provision for inventory write-downs and shrinkage	1,810	1,485
Gain on debt extinguishment	—	(37,101)
Change in fair value of warrant liability	(28,752)	(47,040)
Gain related to warehouse fire, net	—	(353)
Other adjustments	78	(36)
Changes in operating assets and liabilities:
Accounts receivable, net	2,407	(10,020)
Inventory, net	(6,398)	(6,678)
Prepaid expenses and other current assets	2,913	6,595
Other assets	(479)	(501)
Operating lease liability	(11,100)	(10,876)
Accounts payable	(266)	2,357
Accrued consignor payable	(16,435)	(13,709)
Other accrued and current liabilities	(14,538)	(14,743)
Other noncurrent liabilities	213	(152)
Net cash used in operating activities	(15,008)	(31,840)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	—	2,309
Capitalized proprietary software development costs	(6,837)	(6,483)
Purchases of property and equipment	(11,502)	(12,518)
Net cash used in investing activities	(18,339)	(16,692)
Cash flow from financing activities:
Proceeds from exercise of stock options	308	114
Taxes paid related to restricted stock vesting	(109)	(83)
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	1,018	838
Repayment of 2025 Notes	—	(26,749)
Cash received from settlement of Capped Calls in conjunction with the February 2025 Note Exchange	—	1,499
Issuance costs paid related to the February 2025 Note Exchange	—	(5,006)
Net cash provided by (used in) financing activities	1,217	(29,387)
Net decrease in cash, cash equivalents and restricted cash	(32,130)	(77,919)
Cash, cash equivalents and restricted cash
Beginning of period	166,039	187,123
End of period	$133,909	$109,204

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$10,376	$6,951
Cash paid for income taxes	$397	$335
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	5,175	1,732
Capitalized proprietary software development costs additions not yet paid in cash	1,173	840
Stock-based compensation capitalized to proprietary software development costs	107	196
Net settlement of cashless warrants exercised	10,913	—
Net decrease in principal amount of debt due to the February 2025 Note Exchange	—	(36,656)
Issuance costs associated with the February 2025 Note Exchange included in accounts payable and other accrued and current liabilities	—	200

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
The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three and six months ended June 30, 2026 and 2025, comprehensive income (loss) is equal to net income (loss) as the Company has no other comprehensive income (loss) item in the periods presented.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and six months ended June 30, 2026 and 2025.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of June 30, 2026 and December 31, 2025.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.8 million in restricted cash as of June 30, 2026 and December 31, 2025.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$119,132	$151,231	$94,345
Restricted cash	14,777	14,808	14,859
Total cash, cash equivalents and restricted cash	$133,909	$166,039	$109,204
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $0.9 million and $1.0 million during the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $1.5 million during the six months ended June 30, 2026 and 2025, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $21.9 million and $28.1 million as of June 30, 2026 and December 31, 2025, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $3.5 million and $5.1 million as of June 30, 2026 and December 31, 2025, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
As of June 30, 2026 and December 31, 2025, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and six months ended June 30, 2026 and 2025.
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

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$47,231	$—	$—	$47,231
Money market funds	71,901	—	—	71,901
Total cash and cash equivalents	$119,132	$—	$—	$119,132

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$25,683	$—	$—	$25,683
Money market funds	125,548	—	—	125,548
Total cash and cash equivalents	$151,231	$—	$—	$151,231

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$71,901	$—	$—	$71,901
Total	$71,901	$—	$—	$71,901
Financial liabilities:
Warrants	$—	$—	$74,688	$74,688
Total	$—	$—	$74,688	$74,688

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$125,548	$—	$—	$125,548
Total	$125,548	$—	$—	$125,548
Financial liabilities:
Warrants	$—	$—	$114,353	$114,353
Total	$—	$—	$114,353	$114,353
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in thousands):

	June 30, 2026		December 31, 2025
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2028 Notes	$47,817	$45,152	$47,703	$45,152
2029 Notes	$144,293	$151,037	$140,980	$153,712
2031 Notes	$183,699	$267,719	$183,130	$280,269
The principal amounts of the 1.00% convertible senior notes due 2028 (the "2028 Notes"), 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) and 4.00% convertible senior notes due 2031 (the “2031 Notes”, together with the 2028 Notes, and the 2029 Notes, the "Notes") are $48.2 million, $146.9 million, and $190.1 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts is the unamortized debt issuance costs and debt premiums.
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
During the six months ended June 30, 2026, warrants with an exercise value of approximately $10.9 million were exercised on a cashless basis and reclassified from warrant liabilities to additional paid-in capital. In connection with these exercises, 729,941 warrants were settled on a net share basis, resulting in the issuance of 655,017 shares of common stock. The difference between the number of warrants exercised and shares issued reflects shares withheld to satisfy the exercise value of the warrants. As of June 30, 2026, 7,164,796 warrants remained outstanding after giving effect to warrant exercises during the period.
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	June 30, 2026	December 31, 2025
Stock price	$11.79	$15.78
Exercise price	$1.71	$1.71
Expected life in years	2.67	3.17
Expected volatility	86.40%	93.51%
Expected dividends	—%	—%
Discount rate	4.15%	3.55%

The following table presents the activity related to the Warrants for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$56,105	$36,081	$114,353	$78,584
Settlement of warrant liabilities	—	—	(10,913)	—
Change in fair value	18,583	(4,537)	(28,752)	(47,040)
Ending balance	$74,688	$31,544	$74,688	$31,544

Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Proprietary software	$40,934	$42,529
Furniture and equipment	77,630	66,996
Automobiles	2,120	2,056
Leasehold improvements	95,496	93,723
Property and equipment, gross	216,180	205,304
Less: Accumulated depreciation and amortization	(115,622)	(109,156)
Property and equipment, net	$100,558	$96,148
Depreciation and amortization expense on property and equipment was $7.8 million and $8.2 million for the three months ended June 30, 2026 and 2025, respectively, and $15.9 million and $16.5 million for the six months ended June 30, 2026 and 2025, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Returns reserve	$21,899	$28,117
Accrued compensation	18,392	28,173
Accrued sales tax and other taxes	7,489	9,929
Site credit and gift card liability	24,637	20,302
Accrued marketing and outside services	10,106	8,632
Accrued shipping	2,628	3,230
Accrued interest	7,295	7,168
Deferred revenue	3,026	3,108
Other	4,802	4,874
Other accrued and current liabilities	$100,274	$113,533

Note 6. Non-convertible Notes, Net
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 3.00% Convertible Senior Notes due 2025 (the "2025 Notes") and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the six months ended June 30, 2026, $3.1 million was added to the principal amounts outstanding due to accrued PIK interest.
As of June 30, 2026, there were no material changes to the terms of the 2029 Notes, including maturity, redemption provisions and covenants, disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The 2029 Notes are subject to certain financial and operating covenants, and as of June 30, 2026, the Company was in compliance with such covenants.
A schedule of the Company's future maturities for the 2029 Notes, with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2026 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(2,587)
Less amounts related to PIK interest	(19,751)
Net carrying amount	$144,293
Note 7. Convertible Senior Notes, Net
On February 10, 2025, the Company entered into private, separately negotiated transactions and issued $146.7 million in aggregate principal amount of our 2031 Notes in exchange for $183.3 million in aggregate principal amount of our 2028 Notes (the “February 2025 Note Exchange”). On August 20, 2025, the Company entered into private, separately negotiated transactions and issued an additional $43.4 million in aggregate principal amount of our 2031 Notes in exchange for $49.5 million in aggregate principal amount of our 2028 Notes (the “August 2025 Note Exchange,” and together with the February 2025 Note Exchange, the “2025 Note Exchanges”).These transactions are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In June 2025, the Company’s 2025 Notes matured and the Company repaid the outstanding principal and accrued interest in full. The total cash payment upon maturity was $27.2 million, and no obligations remain under the indenture governing the 2025 Notes.
As of June 30, 2026, the Company had 2028 Notes outstanding in an aggregate principal amount of $48.2 million and 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes").
As of June 30, 2026, there were no material changes to the terms of the Convertible Senior Notes, including interest rates, maturity dates, conversion, redemption and other key provisions, disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2031 Notes
The 2031 Notes accrue interest at a rate of 4.00% per annum, payable semi-annually, and will mature on February 15, 2031, unless earlier redeemed, repurchased or converted. As of June 30, 2026, the principal amount of the 2031 Notes was $190.1 million and the carrying value of the 2031 Notes was $183.7 million, net of unamortized issuance costs and debt discount, net of $6.4 million. The 2031 Notes were classified as long-term liabilities as of June 30, 2026. The conditions allowing holders of the 2031 Notes to convert were not met as of June 30, 2026.
2028 Notes
The 2028 Notes bear an interest rate of 1.00% per annum, payable semi-annually, and will mature on March 1, 2028, unless earlier redeemed, repurchased or converted. As of June 30, 2026, the principal amount of the 2028 Notes was

$48.2 million and the carrying value of the 2028 Notes is $47.8 million, net of unamortized issuance costs of $0.4 million. The 2028 Notes were classified as long term liabilities as of June 30, 2026. The conditions allowing holders of the 2028 Notes to convert were not met as of June 30, 2026.
The following table sets forth the amounts recorded in interest expense related to the Convertible Senior Notes as of June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	2025 Notes	2028 Notes	2031 Notes	2025 Notes	2028 Notes	2031 Notes
Contractual interest expense	$—	$120	$1,901	$—	$241	$3,802
Amortization of debt issuance costs	—	57	297	—	113	567
Total interest and amortization expense	$—	$177	$2,198	$—	$354	$4,368
The following table sets forth the amounts recorded in interest expense related to the Convertible Senior Notes as of June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	2025 Notes	2028 Notes	2031 Notes	2025 Notes	2028 Notes	2031 Notes
Contractual interest expense	$167	$244	$1,467	$368	$530	$2,266
Amortization of debt issuance costs	45	113	304	97	297	468
Total interest and amortization expense	$212	$357	$1,771	$465	$827	$2,734
A schedule of the Company's future maturities for the Convertible Senior Notes is as follows (in thousands):

Fiscal Year	2028 Notes	2031 Notes
2026	$—	$—
2027	—	—
2028	48,201	—
2029	—	—
2030	—	—
2031	—	190,079
Total principal payments	48,201	190,079
Less unamortized debt issuance costs	(384)	(6,380)
Net carrying amount	$47,817	$183,699

Capped Call Transactions
The Company entered into capped call transactions (the "Capped Calls") in connection with the issuance of its 2025 Notes and 2028 Notes. The terms of the Capped Calls are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, Capped Calls related to the 2028 Notes remain outstanding. During the period, there were no material modifications, terminations, or settlements of these capped call transactions and no other material changes in the Company’s contractual obligations or related cash requirements associated with them.
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
The Company granted PSUs with financial performance targets to certain employees of the Company in 2024, 2025 and 2026. The number of shares of the Company's common stock issued upon settlement will depend on the achievement of financial metrics relative to the approved performance targets, and can range from 0% to 200% of the target amount. The PSUs are subject to continuous service with the Company and will vest after approximately three years from the grant date. The PSUs are measured using the fair value at the date of grant. The compensation expense associated with PSUs is recognized based on the estimated number of shares that the Company expects will vest and may be adjusted based on interim estimates of performance against the performance condition.
As of June 30, 2026, there was total unrecognized compensation expense of $48.6 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 1.8 years. As of June 30, 2026, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which included (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of June 30, 2026, the unrecognized expense for the PSUs is $0.4 million and the unrecognized expense for RSUs is $1.3 million.
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
There were 128,100 and 247,259 shares purchased by employees under the ESPP during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, total unrecognized compensation costs related to the purchase rights under the ESPP was immaterial.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing	$422	$424	$767	$727
Operations and technology	2,580	2,677	4,557	4,901
Selling, general and administrative	4,573	5,107	8,524	9,939
Total	$7,575	$8,208	$13,848	$15,567

During the three and six months ended June 30, 2026 and 2025, the Company capitalized an immaterial amount of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $5.8 million and $5.3 million for the three months ended June 30, 2026 and 2025, respectively, and $11.5 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively. The Company also incurred $1.3 million of variable lease costs for the three months ended June 30, 2026 and 2025, and $2.8 million and $2.7 million of variable lease costs for the six months ended June 30, 2026 and 2025, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$13,843
2027	29,024
2028	25,325
2029	15,877
2030	10,823
Thereafter	14,091
Total future minimum payments	$108,983
Less: Imputed interest	(21,484)
Present value of operating lease liabilities	$87,499
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash flows used for operating leases	$13,615	$14,221
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$7,161	$2,637
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2026
Weighted average remaining lease term	4.10
Weighted average discount rate	8.1%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of June 30, 2026 and December 31, 2025.
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
The CODM assesses performance and allocates resources based on net income (loss), as reported on the condensed statements of operations. Net income (loss) is used to monitor budget versus actual results. The CODM does not evaluate operating segments using asset or liability information. In the second quarter of 2026, the presentation of the financial information reviewed by the CODM was updated to reflect the current manner in which the CODM assesses performance. Following this update, the financial information provided to the CODM, including significant expenses, is presented on a basis consistent with the information already disclosed in the accompanying unaudited condensed financial statements and the notes thereto.
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2029. In March 2026, the Company entered into an amended agreement for cloud services, which includes a total minimum commitment of $12.0 million over a three-year term ending in 2029. As of June 30, 2026, there were no other material changes to the Company’s noncancelable purchase commitments disclosed in the Company's 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. Decisions on Chanel’s motion to dismiss and motion to strike are pending. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement. The court held a settlement conference on March 5, 2026, but the parties were unable to reach a settlement. On March 6, 2026, the stay was vacated, and on March 27, 2026, the court issued a ruling denying Chanel’s motion to strike the Company's unclean hands defense and granting its motion to dismiss the counterclaims without prejudice to a motion for leave to amend some of the counterclaims. The Company moved to amend the counterclaims on April 20, 2026 to assert antitrust, tort, and statutory claims based on new allegations involving conduct discovered since the original counterclaims were filed. Chanel filed its opposition to the motion on May 15, 2026, and the Company filed its reply on May 29, 2026. The motion for leave to amend remains pending for resolution by the Court, and discovery is currently ongoing. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
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
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, directors, officers and other parties with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties and other liabilities relating to or arising from the Company's various services, or its acts or omissions. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in its financial statements.
Note 12. Income Taxes
The Company's provision for income taxes was immaterial for the three and six months ended June 30, 2026 and 2025.
The Company maintained a full valuation allowance against its net deferred tax assets. There were no material changes to the Company's deferred tax assets or valuation allowance from December 31, 2025. The deferred tax assets were primarily comprised of federal and state tax net operating loss carryforwards. The effective tax rate differs from the statutory tax rate primarily due to the valuation allowance. Utilization of the net operating loss carryforwards may be subject to annual limitation due to historical or future ownership percentage change rules provided by the Internal Revenue Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.
As of June 30, 2026, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $3.9 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of June 30, 2026. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common stockholders, basic	$(27,233)	$(11,366)	$11,703	$51,034
Effect of gain related to liability classified common stock warrants	—	(4,537)	(28,752)	(47,040)
Effect of gain on debt extinguishment	—	—	—	(37,101)
Effect of interest expense related to the February 2025 Exchanged Notes	—	—	—	275
Net loss attributable to common stockholders, diluted	$(27,233)	$(15,903)	$(17,049)	$(32,832)
Denominator
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, basic	121,023,931	114,044,057	120,277,907	113,046,607
Effect of dilutive liability classified common stock warrants outstanding	—	5,440,659	6,112,919	5,825,979
Effect of dilutive February 2025 Exchanged Notes	—	—	—	1,305,984
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, diluted	121,023,931	119,484,716	126,390,826	120,178,570
Net income (loss) per share attributable to common stockholders:
Basic	$(0.23)	$(0.10)	$0.10	$0.45
Diluted	$(0.23)	$(0.13)	$(0.13)	$(0.27)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	594,031	849,752	594,031	849,752
Restricted stock units	9,706,926	13,698,636	9,706,926	13,698,636
Estimated shares issuable under the Employee Stock Purchase Plan	113,741	207,362	113,741	207,362
Anti-dilutive Convertible Senior Notes	19,687,744	17,095,090	19,687,744	17,095,090
Warrants to purchase common stock	7,164,796	—	—	—
Total	37,267,238	31,850,840	30,102,442	31,850,840

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
We have transformed the luxury consignment experience by removing the friction and pain points inherent in the traditional consignment model. Our growth playbook centers on a scalable supply engine, and helps us forge enduring relationships with our consignors. We offer concierge at-home consultation and pickup as well as virtual consultations. Consignors may also drop off items at our luxury consignment offices. Our retail stores provide an alternative location to drop off consigned items and an opportunity to interact with our authentication experts. Consignors may also utilize our complimentary shipping directly to our authentication centers. We leverage our proprietary transactional database and market insights from over 55 million item sales since our inception to deliver optimal pricing and rapid sell-through. For buyers, we offer highly coveted and exclusive authenticated pre-owned luxury goods at attractive values, as well as a high-quality experience befitting the products we offer. Our online marketplace is powered by our proprietary technology platform, including consumer facing applications and purpose-built software that supports our complex, single-SKU inventory management system.
The substantial majority of our revenue is generated by consignment sales. We also generate revenue from other services and direct sales.
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended June 30, 2026 and 2025, our overall take rate on consigned goods was 35.9% and 37.9%, respectively. The decrease in our take rate was due to sales mix into higher value items. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 40 million members as of June 30, 2026. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In the three months ended June 30, 2026 and 2025, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of June 30, 2026, 16% of our buyers during the last twelve months also consigned items, and 51% of our consignors during the past twelve months also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel and more recently through tools to encourage flywheel behavior like the "Reconsign" module on our platform.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except AOV and percentages)
GMV	$617,260	$504,105	$1,223,619	$994,510
NMV	$470,392	$379,377	$929,139	$750,134
Consignment revenue	$148,216	$128,620	$294,109	$252,434
Direct revenue	$25,787	$20,495	$51,595	$40,949
Shipping services revenue	$18,568	$16,073	$36,582	$31,838
Number of orders	937	868	1,875	1,737
Take rate	35.9%	37.9%	36.2%	38.2%
Active buyers	1,107	1,001	1,107	1,001
AOV	$659	$581	$653	$573
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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA Reconciliation:
Net income (loss)	$(27,233)	$(11,366)	$11,703	$51,034
Depreciation and amortization	7,823	8,256	15,917	16,631
Interest income	(902)	(1,109)	(1,903)	(2,483)
Interest expense	7,322	7,038	14,543	13,358
Provision for income taxes	101	89	209	184
EBITDA	(12,889)	2,908	40,469	78,724
Stock-based compensation	7,575	8,208	13,848	15,567
Payroll taxes expense on employee stock transactions	263	260	1,036	799
Gain on extinguishment of debt (1)	—	—	—	(37,101)
Change in fair value of warrant liability (2)	18,583	(4,537)	(28,752)	(47,040)
Adjusted EBITDA	$13,532	$6,839	$26,601	$10,949
(1) The gain on extinguishment of debt for the six months ended June 30, 2025 reflects the difference between the carrying value of the February 2025 Exchanged Notes and the fair value of the 2031 Notes.
(2) The change in fair value of warrant liability for the three and six months ended June 30, 2026 and June 30, 2025 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Consignment revenue	$148,216	$128,620	$294,109	$252,434
Direct revenue	25,787	20,495	51,595	40,949
Shipping services revenue	18,568	16,073	36,582	31,838
Total revenue	192,571	165,188	382,286	325,221
Cost of revenue:
Cost of consignment revenue	16,075	13,761	31,522	26,715
Cost of direct revenue	20,407	17,185	40,691	32,420
Cost of shipping services revenue	12,887	11,566	25,537	23,387
Total cost of revenue	49,369	42,512	97,750	82,522
Gross profit	143,202	122,676	284,536	242,699
Operating expenses:
Marketing	18,382	15,548	36,939	31,403
Operations and technology	74,706	68,986	147,425	135,964
Selling, general and administrative	52,397	48,027	104,729	97,988
Total operating expenses	145,485	132,561	289,093	265,355
Loss from operations	(2,283)	(9,885)	(4,557)	(22,656)
Change in fair value of warrant liability	(18,583)	4,537	28,752	47,040
Gain on extinguishment of debt	—	—	—	37,101
Interest income	902	1,109	1,903	2,483
Interest expense	(7,322)	(7,038)	(14,543)	(13,358)
Other income, net	154	—	357	608
Income (loss) before provision for income taxes	(27,132)	(11,277)	11,912	51,218
Provision for income taxes	101	89	209	184
Net income (loss)	$(27,233)	$(11,366)	$11,703	$51,034

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Consignment revenue	77%	78%	77%	78%
Direct revenue	13	12	13	12
Shipping services revenue	10	10	10	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	8	8	8	8
Cost of direct revenue	11	10	11	10
Cost of shipping services revenue	7	7	7	7
Total cost of revenue	26	25	26	25
Gross profit	74	75	74	75
Operating expenses:
Marketing	10	9	10	10
Operations and technology	39	42	39	42
Selling, general and administrative	27	29	27	30
Total operating expenses	76	80	76	82
Loss from operations	(2)	(5)	(2)	(7)
Change in fair value of warrant liability	(10)	3	8	14
Gain on extinguishment of debt	—	—	—	11
Interest income	—	1	—	1
Interest expense	(4)	(4)	(4)	(4)
Other income, net	—	—	—	—
Income (loss) before provision for income taxes	(16)	(5)	2	15
Provision for income taxes	—	—	—	—
Net income (loss)	(16)%	(5)%	2%	15%
Comparison of the Three Months Ended June 30, 2026 and 2025
Consignment Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Consignment revenue	$148,216	$128,620	$19,596	15%
Consignment revenue increased by $19.6 million, or 15% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in revenue was driven primarily by an increase in consignment GMV offset by a decrease in our take rate during the three months ended June 30, 2026. GMV growth during the three months ended June 30, 2026 was driven by a 13% increase in our AOV and 8% increase in the number of orders.
Our take rate decreased to 35.9% from 37.9% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to sales mix into higher value items.
Direct Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Direct revenue	$25,787	$20,495	$5,292	26%

Direct revenue increased by $5.3 million, or 26%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily driven by higher sales of items acquired from businesses, individual sellers, and from out of policy returns. Increases in out of policy returns are consistent with the growth in our consignment business. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$18,568	$16,073	$2,495	16%
Shipping services revenue increased by $2.5 million, or 16%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to an 8% increase in the number of orders and an increase in shipping fees in the three months ended June 30, 2026.
Cost of Consignment Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$16,075	$13,761	$2,314	17%
Cost of consignment revenue increased by $2.3 million, or 17%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by higher consignment volume.
Consignment revenue gross margin decreased by 15 basis points in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Cost of Direct Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$20,407	$17,185	$3,222	19%
Cost of direct revenue increased by $3.2 million, or 19%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin increased by 471 basis points for the three months ended June 30, 2026, primarily due to decreased inventory adjustments during the three months ended June 30, 2026.
Cost of Shipping Services Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$12,887	$11,566	$1,321	11%
Cost of shipping services revenue increased by $1.3 million, or 11%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an 8% increase in the number of orders.
Shipping services revenue gross margin increased by 255 basis points for the three months ended June 30, 2026, primarily due to an increase in shipping fees.
Total Gross Margin

Our total gross margin increased by 10 basis points in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Marketing	$18,382	$15,548	$2,834	18%
Marketing expense increased by $2.8 million, or 18%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase in advertising costs due to increased advertising volumes and changes in the composition of marketing spend.
As a percent of revenue, marketing expense increased to 10% from 9% in the three months ended June 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.
Operations and Technology

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Operations and technology	$74,706	$68,986	$5,720	8%
Operations and technology expense increased by $5.7 million, or 8%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was driven by higher employee costs due to increased volume, and an increase in software and service expenses. The increased employee costs were partially offset by realized efficiencies in our fulfillment processes that moderated the overall increase.
As a percent of revenue, operations and technology expense decreased to 39% from 42% in the three months ended June 30, 2026 and 2025, respectively, due to improved operating efficiencies in our authentication centers. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$52,397	$48,027	$4,370	9%
Selling, general and administrative expense increased by $4.4 million, or 9%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to higher employee costs and higher professional services fees.
As a percent of revenue, selling, general and administrative expense decreased to 27% from 29% in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Change in Fair Value of Warrant Liability

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$(18,583)	$4,537	$(23,120)	100%

The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three months ended June 30, 2026, we incurred a loss of $18.6 million due to the increase in the fair value of the warrants outstanding at June 30, 2026. The increase in the fair value of the warrant liability was primarily driven by an increase in the Company’s stock price during the period, which resulted in a higher valuation of the warrants.
Interest Income

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest income	$902	$1,109	$(207)	(19)%
Interest income decreased by $0.2 million, or 19%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 due to lower average cash balances.
Interest Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest expense	$(7,322)	$(7,038)	$(284)	4%
Interest expense increased by $0.3 million, or 4% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to the interest expense related to the 2031 Notes issued in August 2025.
Comparison of the Six Months Ended June 30, 2026 and 2025
Consignment Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$294,109	$252,434	$41,675	17%
Consignment revenue increased by $41.7 million, or 17%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in revenue was driven primarily by an increase in consignment GMV and offset by a decrease in take rate. GMV growth was driven by a 14% increase in our AOV and 8% increase in the number of orders during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Our take rate decreased to 36.2% from 38.2% during the six months ended June 30, 2026 compared to the same period last year due to sales mix into higher value items.
Direct Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Direct revenue	$51,595	$40,949	$10,646	26%
Direct revenue increased by $10.6 million, or 26%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by higher sales of items acquired from businesses, individual sellers, and from out of policy returns. Increases in out of policy returns are consistent with the growth in our consignment business. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$36,582	$31,838	$4,744	15%
Shipping services revenue increased by $4.7 million, or 15%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an 8% increase in the number of orders in the six months ended June 30, 2026 and an increase in shipping fees.
Cost of Consignment Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$31,522	$26,715	$4,807	18%
Cost of consignment revenue increased by $4.8 million, or 18%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by higher consignment volume.
Consignment revenue gross margin decreased by 13 basis points in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cost of Direct Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$40,691	$32,420	$8,271	26%
Cost of direct revenue increased by $8.3 million, or 26%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin increased by 31 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Cost of Shipping Services Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$25,537	$23,387	$2,150	9%
Cost of shipping services revenue increased by $2.2 million, or 9%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an 8% increase in the number of orders.
The shipping services revenue gross margin increased by 365 basis points for the six months ended June 30, 2026, primarily due to higher shipping fees.
Total Gross Margin
Our total gross margin decreased by 20 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin may vary from period to period.
Marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Marketing	$36,939	$31,403	$5,536	18%
Marketing expense increased by $5.5 million, or 18%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in advertising costs due to increased advertising volumes and changes in the composition of marketing spend.
As a percent of revenue, marketing expense remained flat at 10% in the six months ended June 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.
Operations and Technology

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Operations and technology	$147,425	$135,964	$11,461	8%
Operations and technology expense increased by $11.5 million, or 8%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was driven by higher employee costs due to increased volume, and an increase in software and service expenses. The increased employee costs were partially offset by realized efficiencies in our fulfillment processes that moderated the overall increase.
As a percent of revenue, operations and technology expense decreased to 39% from 42% in the six months ended June 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$104,729	$97,988	$6,741	7%
Selling, general and administrative expense increased by $6.7 million, or 7%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to higher employee costs and higher professional services fees.
As a percent of revenue, selling, general and administrative expense decreased to 27% from 30% in the six months ended June 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Change in Fair Value of Warrant Liability

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$28,752	$47,040	$(18,288)	(39)%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the six months ended June 30, 2026, we incurred a gain of $28.8 million due to the decrease in the fair value of the warrants outstanding at June 30, 2026. The decrease in the fair value of the warrant liability was primarily driven by a decrease in the Company’s stock price during the period, which resulted in a lower valuation of the warrants.
Gain on Extinguishment of Debt

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$—	$37,101	$(37,101)	100%
During the six months ended June 30, 2025, the Company recognized a gain on extinguishment of debt of $37.1 million due to the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the six months ended June 30, 2025 (See Note 7 — Convertible Senior Notes, Net). No such transactions occurred in the six months ended June 30, 2026.
Interest Income

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest income	$1,903	$2,483	$(580)	(23)%
Interest income decreased by $0.6 million, or 23% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to lower average cash balances.
Interest Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest expense	$(14,543)	$(13,358)	$(1,185)	9%
Interest expense increased by $1.2 million, or 9% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was due to the full-period impact of the 2031 Notes during the six months ended June 30, 2026 compared to a partial period of interest expense during the six months ended June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $119.1 million and an accumulated deficit of $1,283.9 million. We had restricted cash of $14.8 million as of June 30, 2026, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. However, during the years ended December 31, 2025 and 2024, we generated positive cash flow from operations.
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

We expect that operating losses may continue in the foreseeable future. We believe our existing cash and cash equivalents as of June 30, 2026 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six Months Ended June 30,
	2026	2025
Net cash used in:
Operating activities	$(15,008)	$(31,840)
Investing activities	(18,339)	(16,692)
Financing activities	1,217	(29,387)
Net decrease in cash, cash equivalents and restricted cash	$(32,130)	$(77,919)
Net Cash Used in Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $15.0 million, which primarily consisted of net income of $11.7 million, adjusted by non-cash charges of $17.0 million and cash outflows due to a net change of $43.7 million in our operating assets and liabilities. The net change in our non-cash charges operating assets and liabilities was primarily the result of cash outflows due to a $16.4 million decrease in accrued consignor payable resulting from seasonality of sales volume, a $14.5 million decrease in other accrued and current liabilities, a $11.1 million decrease in operating lease liability, and a $6.4 million increase in inventory, net. The decrease in other accrued and current liabilities was primarily due to the timing of payments for annual employee incentive compensation, as well as a decrease in return reserves resulting from the seasonality of sales volumes, partially offset by an increase in the site credit liability.
During the six months ended June 30, 2025, net cash used in operating activities was $31.8 million, which primarily consisted of net income of $51.0 million, adjusted by non-cash charges of $35.1 million and cash outflows due to a net change of $47.7 million in our operating assets and liabilities. The net change in our non-cash charges operating assets and liabilities was primarily the result of cash outflows due to a $14.7 million decrease in other accrued and current liabilities, a $13.7 million decrease in accrued consignor payable, a $10.9 million decrease in operating lease liabilities and a $10.0 million increase in accounts receivable.
Net Cash Used in Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $18.3 million, which consisted of $11.5 million for purchases of property and equipment, net, including leasehold improvements and $6.8 million for capitalized proprietary software development costs.
During the six months ended June 30, 2025, net cash used in investing activities was $16.7 million, which consisted of $12.5 million for purchases of property and equipment, net, including leasehold improvements and $6.5 million for capitalized proprietary software development costs, partially offset by $2.3 million of insurance proceeds received related to the warehouse fire.
Net Cash Provided by (Used in) Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $1.2 million, which primarily consisted of a $1.0 million in proceeds from issuance of ESPP.

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
As of June 30, 2026, we had 2028 Notes outstanding in an aggregate principal amount of $48.2 million, and 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchanges.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of June 30, 2026, we had unrestricted cash and cash equivalents of $119.1 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement. The court held a settlement conference on March 5, 2026, but the parties were unable to reach a settlement. On March 6, 2026, the stay was vacated, and on March 27, 2026, the court issued a ruling denying Chanel’s motion to strike the Company’s unclean hands defense and granting its motion to dismiss the counterclaims without prejudice to a motion for leave to amend some of the counterclaims. The Company moved to amend the counterclaims on April 20, 2026 to assert antitrust, tort, and statutory claims based on new allegations involving conduct discovered since the original counterclaims were filed. Chanel filed its opposition to the motion on May 15, 2026, and the Company filed its reply on May 29, 2026. The motion for leave to amend remains pending for resolution by the Court, and discovery is currently ongoing. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
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
•Our growth strategies may not be successful
•Expansion of our operations internationally will require significant management attention and resources.
Risks Relating to Supply
•We may not be able to obtain sufficient new and recurring supply of pre-owned luxury goods.
•We may be unable to attract and retain talented sales professionals.
•Our growth and supply of product offerings are enhanced by our ability to maintain our brand partnerships.
Risks Relating to Demand
•We rely on consumer discretionary spending, which is adversely affected by economic downturns, including economic recession or depression and other macro economic conditions or trends.
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
•The capped call transactions may affect the value of the Convertible Senior Notes and our common stock.
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
We experienced net income (loss) of $(134.2) million, $(41.8) million, and $11.7 million in 2024, 2025 and the six months ended June 30, 2026, respectively, and as of June 30, 2026 we had an accumulated deficit of $1,283.9 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
Our growth strategies, including our initiatives to pursue new revenue streams, are evolving. For example, we have recently introduced third party advertising on our online marketplace. However, these efforts may not be successful, and we may not be able to pursue them at all. In addition, our third-party advertising has been perceived negatively by potential consignors and buyers using our online marketplace, and other efforts may be perceived negatively as well. We may limit the user data shared with third-party advertising partners, which could have a negative effect on our ability to maximize our advertising revenue. In addition, we seek to balance new initiatives with our desire to provide an optimal user experience on our online marketplace, and we may not be successful in achieving a balance that continues to retain and attract consignors and buyers. If our growth strategies, including our initiatives to pursue new revenue streams, are not successful, do not generate sustainable revenue or help us achieve profitability, it could have a material adverse impact on our business and operating results.
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
Our success depends on our ability to generate a consistent supply of luxury goods to sell through our stores and online marketplace. To do this we must cost-effectively attract, retain and grow relationships with consignors. To expand our consignor base, we must appeal to and engage individuals new to consignment, or who have consigned through traditional brick-and-mortar shops but are unfamiliar with our business. We find new consignors by converting buyers utilizing our online marketplace, shopping in our retail stores, or utilizing our luxury consignment offices. We also reach new consignors through paid advertising, marketing materials, digital marketing, referral programs, organic word-of-mouth and other methods, such as mentions in the press, Internet search engine results and through our brand partnerships. We cannot be certain that these efforts will yield new consignors or be cost-effective. Moreover, new consignors may not choose to consign with us a second time or as frequently, or consign as many items or the same value of items, as has historically been the case with existing consignors. Therefore, the revenue generated from new consignors may not be as high as the revenue generated historically from our existing consignors or as high as we expect. Most of the luxury goods we offer through our online marketplace are initially sourced from consignors who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of goods sold through our online marketplace on behalf of our consignors, including as a result of the fluctuating value of raw materials such as gold and silver, which have reached record highs. In addition, a significant number of our new and existing consignors greatly prefer our concierge consultation method for consigning luxury goods, which involves our sales professionals meeting with our consignors in their homes. We continue to update our take rate structure. If updates to our take rate structure are not successful in increasing the consignment of optimal items, our brand and reputation could be adversely affected, we may generate less revenue than expected, and we may choose to further refine the structure. We have a buy upfront program in an effort to generate additional supply. If we fail to attract new consignors or drive repeat consignments in a cost-effective manner, or fail to convert buyers to consignors, our ability to grow our business and our operating results would be adversely affected.
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
As of June 30, 2026, the principal amount of our 2028 Notes was $48.2 million, the principal amount of our 2029 Notes was $146.9 million, and the principal amount of our 2031 Notes was $190.1 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
There were no unregistered sales of equity securities during the second quarter of 2026.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

The RealReal, Inc.

Date: August 6, 2026	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer