Form 10-Q
period 2026-09-30
TheRealReal, Inc.
filed 2026-10-29
CIK 1573221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2026, the registrant had 124,713,031 shares of common stock, $0.00001 par value per share, outstanding.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans, objectives of management for future operations, long term operating expenses, the opening of additional retail stores in the future, the development of our automation technology and expectations for capital requirements, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our ability successfully complete, and realize the anticipated benefits of, our strategies to strengthen our balance sheet;
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE REALREAL, INC.
Condensed Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$130,405	$151,231
Accounts receivable, net	27,870	23,822
Inventory, net	37,449	30,843
Prepaid expenses and other current assets	22,480	21,595
Total current assets	218,204	227,491
Property and equipment, net	104,204	96,148
Operating lease right-of-use assets	59,835	64,641
Restricted cash	14,777	14,808
Other assets	6,656	5,945
Total assets	$403,676	$409,033
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$13,822	$14,565
Accrued consignor payable	108,887	111,497
Operating lease liabilities, current portion	23,172	24,645
Other accrued and current liabilities	115,032	113,533
Total current liabilities	260,913	264,240
Operating lease liabilities, net of current portion	60,120	66,793
Convertible Senior Notes, net	231,898	230,833
Non-convertible notes, net	147,665	140,980
Warrant liability	53,464	114,353
Other noncurrent liabilities	4,042	7,352
Total liabilities	758,102	824,551
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 500,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 122,650,017 and 118,318,917 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	913,490	880,107
Accumulated deficit	(1,267,917)	(1,295,626)
Total stockholders’ deficit	(354,426)	(415,518)
Total liabilities and stockholders’ deficit	$403,676	$409,033
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Consignment revenue	$159,145	$134,429	$453,254	$386,863
Direct revenue	27,381	22,928	78,976	63,877
Shipping services revenue	19,590	16,216	56,172	48,054
Total revenue	206,116	173,573	588,402	498,794
Cost of revenue:
Cost of consignment revenue	17,042	14,318	48,564	41,033
Cost of direct revenue	22,245	18,130	62,936	50,550
Cost of shipping services revenue	12,427	12,205	37,964	35,592
Total cost of revenue	51,714	44,653	149,464	127,175
Gross profit	154,402	128,920	438,938	371,619
Operating expenses:
Marketing	18,204	14,146	55,143	45,549
Operations and technology	78,510	70,703	225,935	206,667
Selling, general and administrative	56,216	51,621	160,945	149,609
Total operating expenses	152,930	136,470	442,023	401,825
Income (loss) from operations	1,472	(7,550)	(3,085)	(30,206)
Change in fair value of warrant liability	21,224	(43,928)	49,976	3,112
Gain on extinguishment of debt	—	3,684	—	40,785
Interest income	846	818	2,749	3,301
Interest expense	(7,483)	(7,085)	(22,026)	(20,443)
Other income, net	58	34	415	642
Income (loss) before provision for income taxes	16,117	(54,027)	28,029	(2,809)
Provision for income taxes	111	24	320	208
Net income (loss) attributable to common stockholders	$16,006	$(54,051)	$27,709	$(3,017)
Net income (loss) per share attributable to common stockholders, basic	$0.13	$(0.47)	$0.23	$(0.03)
Net loss per share attributable to common stockholders, diluted	$(0.04)	$(0.49)	$(0.18)	$(0.38)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	122,116,628	115,893,232	120,897,549	113,793,229
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	128,147,178	116,772,661	126,983,659	121,904,021
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2025	118,318,917	$1	$880,107	$(1,295,626)	$(415,518)
Shares issued upon net settlement of warrants exercised	655,017	—	10,913	—	10,913
Issuance of common stock upon exercise of options	10,331	—	81	—	81
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,478,350	—	(97)	—	(97)
Stock-based compensation expense	—	—	6,313	—	6,313
Net income (loss)	—	—	—	38,936	38,936
Balance as of March 31, 2026	120,462,615	$1	$897,317	$(1,256,690)	$(359,372)
Issuance of common stock upon exercise of options	25,127	—	227	—	227
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,050,416	—	(12)	—	(12)
Issuance of common stock for exercises under ESPP	128,100	—	1,018	—	1,018
Stock-based compensation expense	—	—	7,642	—	7,642
Net income (loss)	—	—	—	(27,233)	(27,233)
Balance as of June 30, 2026	121,666,258	$1	$906,192	$(1,283,923)	$(377,730)
Issuance of common stock upon exercise of options	2,525	—	14	—	14
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	981,234	—	(9)	—	(9)
Stock-based compensation expense	—	—	7,293	—	7,293
Net income (loss)	—	—	—	16,006	16,006
Balance as of September 30, 2026	122,650,017	$1	$913,490	$(1,267,917)	$(354,426)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2024	111,242,479	$1	$846,450	$(1,253,827)	$(407,376)
Settlement of Capped Calls	—	—	1,499	—	1,499
Issuance of common stock upon exercise of options	8,424	—	24	—	24
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,843,176	—	(54)	—	(54)
Stock-based compensation expense	—	—	7,438	—	7,438
Net income (loss)	—	—	—	62,400	62,400
Balance as of March 31, 2025	113,094,079	$1	$855,357	$(1,191,427)	$(336,069)
Issuance of common stock upon exercise of options	26,050	—	90	—	90
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,868,888	—	(29)	—	(29)
Issuance of common stock for exercises under ESPP	247,259	—	838	—	838
Stock-based compensation expense	—	—	8,292	—	8,292
Net income (loss)	—	—	—	(11,366)	(11,366)
Balance as of June 30, 2025	115,236,276	$1	$864,548	$(1,202,793)	$(338,244)
Settlement of Capped Calls	—	—	408	—	408
Issuance of common stock upon exercise of options	56,044	—	196	—	196
Issuance of common stock upon vesting of restricted stock units, net of shares withheld for employee taxes	1,382,419	—	(37)	—	(37)
Stock-based compensation expense	—	—	6,676	—	6,676
Net loss	—	—	—	(54,051)	(54,051)
Balance as of September 30, 2025	116,674,739	$1	$871,791	$(1,256,844)	$(385,052)
The accompanying notes are an integral part of these unaudited condensed financial statements.

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$27,709	$(3,017)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	23,991	24,840
Stock-based compensation expense	21,020	22,172
Reduction of operating lease right-of-use assets	12,997	11,957
Bad debt expense	1,922	2,045
Non-cash interest expense	(414)	1,483
Accretion of debt discounts and issuance costs	1,573	1,663
Provision for inventory write-downs and shrinkage	3,073	2,228
Gain on debt extinguishment	—	(40,785)
Change in fair value of warrant liability	(49,976)	(3,112)
Gain related to warehouse fire, net	—	(362)
Other adjustments	15	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,970)	(12,426)
Inventory, net	(9,679)	(8,343)
Prepaid expenses and other current assets	(885)	1,079
Other assets	(770)	(499)
Operating lease liability	(16,337)	(16,369)
Accounts payable	235	663
Accrued consignor payable	(2,610)	(2,915)
Other accrued and current liabilities	5,851	7,201
Other noncurrent liabilities	(1,777)	16
Net cash provided by (used in) operating activities	9,968	(12,510)
Cash flow from investing activities:
Insurance proceeds related to warehouse fire	—	2,309
Capitalized proprietary software development costs	(10,889)	(9,658)
Purchases of property and equipment	(21,158)	(14,955)
Net cash used in investing activities	(32,047)	(22,304)
Cash flow from financing activities:
Proceeds from exercise of stock options	322	310
Taxes paid related to restricted stock vesting	(118)	(120)
Proceeds from issuance of stock in connection with the Employee Stock Purchase Program	1,018	838
Repayment of 2025 Notes	—	(26,749)
Cash received from settlement of Capped Calls in conjunction with the Note Exchanges	—	1,907
Issuance costs paid related to the Note Exchanges	—	(5,214)
Net cash provided by (used in) financing activities	1,222	(29,028)
Net decrease in cash, cash equivalents and restricted cash	(20,857)	(63,842)
Cash, cash equivalents and restricted cash
Beginning of period	166,039	187,123
End of period	$145,182	$123,281

THE REALREAL, INC.
Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$20,867	$17,443
Cash paid for income taxes	$397	$331
Supplemental disclosures of non-cash investing and financing activities
Property and equipment additions not yet paid in cash	2,896	782
Capitalized proprietary software development costs additions not yet paid in cash	1,329	1,007
Stock-based compensation capitalized to proprietary software development costs	228	267
Net settlement of cashless warrants exercised	10,913	—
Net decrease in principal amount of debt due to the February 2025 Note Exchange	—	(36,656)
Net decrease in principal amount of debt due to the August 2025 Note Exchange	—	(6,084)
Issuance costs associated with the Note Exchanges included in accounts payable and other accrued and current liabilities	—	1,336

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
The condensed balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the periods presented. For the three and nine months ended September 30, 2026 and 2025, comprehensive income (loss) is equal to net income (loss) as the Company has no other comprehensive income (loss) items in the periods presented.
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
The Company also generates subscription revenue from monthly memberships allowing buyers early access to shop for luxury goods. The buyers receive the early access and other benefits over the term of the subscription period, which represents a single stand-ready performance obligation. Therefore, the subscription fees paid by the buyer are recognized over the monthly subscription period. Subscription revenue was not material in the three and nine months ended September 30, 2026 and 2025.
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
Contract Liabilities
The Company’s contractual liabilities primarily consist of deferred revenue for material rights primarily related to the tiered consignor commission plan, which are recognized as revenue using a portfolio approach based on the pattern of exercise, and certain buyer incentives. Contract liabilities are recorded in other accrued and current liabilities on the condensed balance sheets and are generally expected to be recognized within one year. Contract liabilities were immaterial as of September 30, 2026 and December 31, 2025.
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
Restricted cash consists of cash deposited with a financial institution as collateral for the Company’s letters of credit for its facility leases and the Company’s credit cards. The Company had $14.8 million in restricted cash as of September 30, 2026 and December 31, 2025.
The following table provides a reconciliation of cash, cash equivalents and restricted cash for the periods presented that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$130,405	$151,231	$108,422
Restricted cash	14,777	14,808	14,859
Total cash, cash equivalents and restricted cash	$145,182	$166,039	$123,281
Inventory, Net
Inventory consists of finished goods arising from goods returned after the title has transferred from the buyer to the Company as well as finished goods from direct purchases from vendors and consignors. The cost of inventory is an amount equal to that paid to the consignor or vendors. Inventory is valued at the lower of cost and net realizable value using the specific identification method and the Company records provisions, as appropriate, to write down obsolete and excess inventory to estimated net realizable value. After the inventory value is reduced, adjustments are not made to increase it from the estimated net realizable value. Additionally, inventory is recorded net of an allowance for shrinkage which represents the risk of physical loss of inventory. Provisions for inventory shrinkage are estimated based on historical experience and are adjusted based upon physical inventory counts. Provisions to write down inventory to net realizable value and provisions for inventory shrinkage were $1.3 million and $0.7 million during the three months ended September 30, 2026 and 2025, respectively, and $3.1 million and $2.2 million during the nine months ended September 30, 2026 and 2025, respectively.
Return reserves, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in other accrued and current liabilities on the condensed balance sheets and were $26.7 million and $28.1 million as of September 30, 2026 and December 31, 2025, respectively. Included in inventory on the Company’s condensed balance sheets are assets totaling $4.5 million and $5.1 million as of September 30, 2026 and December 31, 2025, respectively, for the rights to recover products from customers associated with its liabilities for return reserves.
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
The Company has elected the practical expedients that allow for the combination of lease components and non-lease components and to record short-term leases as lease expense on a straight-line basis on the condensed statements of operations. Variable lease payments are recorded as expense as they are incurred.
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
As of September 30, 2026 and December 31, 2025, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s total revenue for each of the three and nine months ended September 30, 2026 and 2025.
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

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$34,963	$—	$—	$34,963
Money market funds	95,442	—	—	95,442
Total cash and cash equivalents	$130,405	$—	$—	$130,405

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents:
Cash	$25,683	$—	$—	$25,683
Money market funds	125,548	—	—	125,548
Total cash and cash equivalents	$151,231	$—	$—	$151,231

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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$95,442	$—	$—	$95,442
Total	$95,442	$—	$—	$95,442
Financial liabilities:
Warrants	$—	$—	$53,464	$53,464
Total	$—	$—	$53,464	$53,464

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$125,548	$—	$—	$125,548
Total	$125,548	$—	$—	$125,548
Financial liabilities:
Warrants	$—	$—	$114,353	$114,353
Total	$—	$—	$114,353	$114,353
Fair Value Measurements of Other Financial Instruments
The following table presents the carrying amounts and estimated fair values of the financial instruments that are not recorded at fair value on the condensed balance sheets (in thousands):

	September 30, 2026		December 31, 2025
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2028 Notes	$47,873	$44,676	$47,703	$45,152
2029 Notes	$147,665	$150,564	$140,980	$153,712
2031 Notes	$184,025	$235,830	$183,130	$280,269
The principal amounts of the 1.00% convertible senior notes due 2028 (the "2028 Notes"), 4.25%/8.75% PIK/cash senior secured notes due 2029 (the “2029 Notes”) and 4.00% convertible senior notes due 2031 (the “2031 Notes”, together with the 2028 Notes, and the 2029 Notes, the "Notes") are $48.2 million, $150.0 million, and $190.1 million, respectively. The difference between the principal amounts of such notes and their respective net carrying amounts is the unamortized debt issuance costs and debt premiums.
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
During the nine months ended September 30, 2026, warrants with an exercise value of approximately $10.9 million were exercised on a cashless basis and reclassified from warrant liabilities to additional paid-in capital. In connection with these exercises, 729,941 warrants were settled on a net share basis, resulting in the issuance of 655,017 shares of common stock. The difference between the number of warrants exercised and shares issued reflects shares withheld to satisfy the exercise value of the warrants. As of September 30, 2026, 7,164,796 warrants remained outstanding after giving effect to warrant exercises during the period.
The aggregate fair value of the Warrants for the periods presented was determined using a Black-Scholes Model with the following inputs:

	September 30, 2026	December 31, 2025
Stock price	$8.84	$15.78
Exercise price	$1.71	$1.71
Expected life in years	2.42	3.17
Expected volatility	80.32%	93.51%
Expected dividends	—%	—%
Discount rate	4.88%	3.55%

The following table presents the activity related to the Warrants for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$74,688	$31,544	$114,353	$78,584
Settlement of warrant liabilities	—	—	(10,913)	—
Change in fair value	(21,224)	43,928	(49,976)	(3,112)
Ending balance	$53,464	$75,472	$53,464	$75,472

Note 5. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the respective assets. Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Proprietary software	$43,379	$42,529
Furniture and equipment	83,112	66,996
Automobiles	2,129	2,056
Leasehold improvements	96,799	93,723
Property and equipment, gross	225,419	205,304
Less: Accumulated depreciation and amortization	(121,215)	(109,156)
Property and equipment, net	$104,204	$96,148
Depreciation and amortization expense on property and equipment was $8.0 million and $8.2 million for the three months ended September 30, 2026 and 2025, respectively, and $23.9 million and $24.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Other Accrued and Current Liabilities
Other accrued and current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Returns reserve	$26,705	$28,117
Accrued compensation	28,254	28,173
Accrued sales tax and other taxes	11,418	9,929
Site credit and gift card liability	24,681	20,302
Accrued marketing and outside services	9,759	8,632
Accrued shipping	3,244	3,230
Accrued interest	2,083	7,168
Deferred revenue	3,720	3,108
Other	5,168	4,874
Other accrued and current liabilities	$115,032	$113,533

Note 6. Non-convertible Notes, Net
On February 29, 2024, the Company entered into exchange agreements with certain holders of its 3.00% Convertible Senior Notes due 2025 (the "2025 Notes") and 2028 Notes to exchange (i) $145.8 million in aggregate principal amount of the 2025 Notes and (ii) $6.5 million in aggregate principal amount of the 2028 Notes (together, the “2024 Exchanged Notes”) for $135.0 million in aggregate principal amount of the Company’s 2029 Notes, pursuant to an indenture (the “2024 Note Exchange”). The 2029 Notes bear interest at a rate of 13.00% per annum, consisting of cash interest at a rate of 8.75% per annum payable semi-annually in arrears and payment in-kind (“PIK”) interest at a rate of 4.25% per annum payable semi-annually. During the nine months ended September 30, 2026, $6.2 million was added to the principal amounts outstanding due to accrued PIK interest.
As of September 30, 2026, there were no material changes to the terms of the 2029 Notes, including maturity, redemption provisions and covenants, disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The 2029 Notes are subject to certain financial and operating covenants, and as of September 30, 2026, the Company was in compliance with such covenants.
A schedule of the Company's future maturities for the 2029 Notes, with interest components included in principal, is as follows (in thousands):

Amount
Fiscal Year	2029 Notes
2026 through 2028	$—
2029	166,631
Total expected payments at maturity	166,631
Less unamortized debt issuance costs and debt premium, net	(2,336)
Less amounts related to PIK interest	(16,630)
Net carrying amount	$147,665
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
As of September 30, 2026, the Company had 2028 Notes outstanding in an aggregate principal amount of $48.2 million and 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes").
As of September 30, 2026, there were no material changes to the terms of the Convertible Senior Notes, including interest rates, maturity dates, conversion, redemption and other key provisions, disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
2031 Notes
The 2031 Notes accrue interest at a rate of 4.00% per annum, payable semi-annually, and will mature on February 15, 2031, unless earlier redeemed, repurchased or converted. As of September 30, 2026, the principal amount of the 2031 Notes was $190.1 million and the carrying value of the 2031 Notes was $184.0 million, net of unamortized issuance costs and debt discount, net of $6.1 million. The 2031 Notes were classified as long-term liabilities as of September 30, 2026. The conditions allowing holders of the 2031 Notes to convert were not met as of September 30, 2026.
2028 Notes

The 2028 Notes bear an interest rate of 1.00% per annum, payable semi-annually, and will mature on March 1, 2028, unless earlier redeemed, repurchased or converted. As of September 30, 2026, the principal amount of the 2028 Notes was $48.2 million and the carrying value of the 2028 Notes is $47.9 million, net of unamortized issuance costs of $0.3 million. The 2028 Notes were classified as long term liabilities as of September 30, 2026. The conditions allowing holders of the 2028 Notes to convert were not met as of September 30, 2026.
The following table sets forth the amounts recorded in interest expense related to the Convertible Senior Notes as of September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	2025 Notes	2028 Notes	2031 Notes	2025 Notes	2028 Notes	2031 Notes
Contractual interest expense	$—	$121	$1,901	$—	$362	$5,703
Amortization of debt issuance costs	—	57	325	—	170	891
Total interest and amortization expense	$—	$178	$2,226	$—	$532	$6,594
The following table sets forth the amounts recorded in interest expense related to the Convertible Senior Notes as of September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	2025 Notes	2028 Notes	2031 Notes	2025 Notes	2028 Notes	2031 Notes
Contractual interest expense	$—	$191	$1,665	$368	$721	$3,930
Amortization of debt issuance costs	—	89	313	97	387	781
Total interest and amortization expense	$—	$280	$1,978	$465	$1,108	$4,711
A schedule of the Company's future maturities for the Convertible Senior Notes is as follows (in thousands):

Fiscal Year	2028 Notes	2031 Notes
2026	$—	$—
2027	—	—
2028	48,201	—
2029	—	—
2030	—	—
2031	—	190,079
Total principal payments	48,201	190,079
Less unamortized debt issuance costs	(328)	(6,054)
Net carrying amount	$47,873	$184,025

Capped Call Transactions
The Company entered into capped call transactions (the "Capped Calls") in connection with the issuance of its 2025 Notes and 2028 Notes. The terms of the Capped Calls are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, Capped Calls related to the 2028 Notes remain outstanding. During the period, there were no material modifications, terminations, or settlements of these capped call transactions and no other material changes in the Company’s contractual obligations or related cash requirements associated with them.
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
As of September 30, 2026, there was total unrecognized compensation expense of $44.4 million related to RSUs and PSUs, which are expected to be recognized over the remaining weighted-average vesting period of approximately 1.6 years. As of September 30, 2026, there was no unrecognized compensation expense related to options.
Inducement Grants
The Company granted stock-based awards outside of the 2019 Plan to certain executives. These awards were granted as inducements material to their commencement of employment and entry into offer letters with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4).
The inducement pool consisted of a total of 5,625,000 shares of the Company's common stock, which included (a) 2,050,000 shares of PSUs that are eligible to vest based on market and service conditions in four tranches over a five-year performance period and (b) 3,575,000 shares of RSUs generally subject to the same terms and conditions as grants that are made under the 2019 Plan. As of September 30, 2026, the unrecognized expense for the PSUs is $0.3 million and the unrecognized expense for RSUs is $1.0 million.
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
There were 128,100 and 247,259 shares purchased by employees under the ESPP during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized compensation costs related to the purchase rights under the ESPP was immaterial.

Stock-based Compensation
Total stock-based compensation expense by function was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing	$403	$27	$1,170	$754
Operations and technology	2,354	2,294	6,911	7,195
Selling, general and administrative	4,415	4,284	12,939	14,223
Total	$7,172	$6,605	$21,020	$22,172
During the three and nine months ended September 30, 2026 and 2025, the Company capitalized an immaterial amount of stock-based compensation expense to proprietary software.
Note 9. Leases
The Company leases its corporate offices, retail spaces and authentication centers under various noncancelable operating leases with terms ranging from one year to fifteen years.
The Company recorded operating lease costs of $6.1 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively, and $17.6 million and $16.0 million for the nine months ended September 30, 2026 and 2025, respectively. The Company also incurred $1.3 million of variable lease costs for the three months ended September 30, 2026 and 2025, and $4.1 million and $4.0 million of variable lease costs for the nine months ended September 30, 2026 and 2025, respectively. The variable lease costs are comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance.
Maturities of operating lease liabilities by fiscal year for the Company’s operating leases are as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$6,834
2027	29,250
2028	25,672
2029	16,235
2030	11,192
Thereafter	14,643
Total future minimum payments	$103,826
Less: Imputed interest	(20,534)
Present value of operating lease liabilities	$83,292
Supplemental cash flow information related to the Company’s operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash flows used for operating leases	$20,619	$21,369
Operating lease assets obtained in exchange for operating lease liabilities (including remeasurement of right-of-use assets and lease liabilities due to lease modifications)	$8,191	$4,708
The weighted average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 30, 2026
Weighted average remaining lease term	3.97
Weighted average discount rate	8.4%
The Company has leases for certain vehicles and equipment that are classified as finance leases. The finance lease right-of-use asset and finance lease liabilities for these vehicle and equipment leases are immaterial as of September 30, 2026 and December 31, 2025.

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
Note 11. Commitments and Contingencies
Noncancelable Purchase Commitments
The Company has commitments for cloud services and other services in the ordinary course of business with varying expiration terms through 2029. In March 2026, the Company entered into an amended agreement for cloud services, which includes a total minimum commitment of $12.0 million over a three-year term ending in 2029. As of September 30, 2026, there were no other material changes to the Company’s noncancelable purchase commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark counterfeiting/infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties have continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement. The court held a settlement conference on March 5, 2026, but the parties were unable to reach a settlement. On March 6, 2026, the stay was vacated, and on March 27, 2026, the court issued a ruling denying Chanel’s motion to strike the Company's unclean hands defense and granting its motion to dismiss the counterclaims without prejudice to a motion for leave to amend some of the counterclaims. The Company moved to amend the counterclaims on April 20, 2026 to assert antitrust, tort, and statutory claims based on new allegations involving conduct discovered since the original counterclaims were filed. Chanel filed its opposition to the motion on May 15, 2026, and the Company filed its reply on May 29, 2026. The motion for leave to amend remains pending for resolution by the Court, and discovery is currently ongoing. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
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
Note 12. Income Taxes
The Company's provision for income taxes was immaterial for the three and nine months ended September 30, 2026 and 2025.
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
As of September 30, 2026, the Company had unrecognized tax benefits under ASC 740 Income Taxes of $4.0 million and no applicable interest. There were no unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate as of September 30, 2026. The Company's policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to historical losses, all years are open to examination and adjustment by the taxing authorities.

Note 13. Net Income (Loss) Per Share Attributable to Common Stockholders
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net income (loss) per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss) attributable to common stockholders, basic	$16,006	$(54,051)	$27,709	$(3,017)
Effect of gain related to liability classified common stock warrants	(21,224)	—	(49,976)	(3,112)
Effect of gain on debt extinguishment	—	(3,684)	—	(40,785)
Effect of interest expense related to the 2025 Exchanged Notes	—	103	—	740
Net loss attributable to common stockholders, diluted	$(5,218)	$(57,632)	$(22,267)	$(46,174)
Denominator
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, basic	122,116,628	115,893,232	120,897,549	113,793,229
Effect of dilutive liability classified common stock warrants outstanding	6,030,550	—	6,086,110	5,916,981
Effect of dilutive 2025 Exchanged Notes	—	879,429	—	2,193,811
Weighted-average common shares outstanding used to calculate net income (loss) per share attributable to common stockholders, diluted	128,147,178	116,772,661	126,983,659	121,904,021
Net income (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.47)	$0.23	$(0.03)
Diluted	$(0.04)	$(0.49)	$(0.18)	$(0.38)
The following securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	589,570	779,960	589,570	779,960
Restricted stock units	8,826,647	10,872,286	8,826,647	10,872,286
Estimated shares issuable under the Employee Stock Purchase Plan	86,915	94,048	86,915	94,048
Anti-dilutive Convertible Senior Notes	19,687,744	19,687,744	19,687,744	21,243,656
Warrants to purchase common stock	—	7,894,737	—	—
Total	29,190,876	39,328,775	29,190,876	32,989,950

Note 14. Subsequent Events
October 2026 Note Refinancing
On October 9, 2026, the Company entered into a credit agreement (the “Credit Agreement”) which provides for a senior secured term loan facility in an aggregate principal amount of $150.0 million (the “Term Loan Facility”) and a senior secured revolving loan facility with aggregate commitments of $25.0 million (the “Revolving Loan Facility”).

On October 19, 2026, the Company borrowed $150.0 million under the Term Loan Facility. As of the date hereof, the Revolving Loan Facility is undrawn.

The Company used the proceeds of the Term Loan Facility (together with cash on hand) to redeem in full the Company’s existing 2029 Notes and pay fees and expenses in respect of the redemption. The proceeds from loans made pursuant to the Revolving Loan Facility are expected to be used for working capital and other general corporate purposes.

Warrant Exercise
In October 2026, warrants with an aggregate exercise value of approximately $20.2 million were exercised on a cashless basis, resulting in the issuance of 2,062,760 shares of common stock. In connection with these exercises, 2,500,000 warrants were settled on a net share basis. The difference between the number of warrants exercised and shares issued reflects shares withheld to satisfy the exercise value of the warrants. As of the date hereof, 4,664,796 warrants remained outstanding after giving effect to these exercises.

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
•Consignment revenue. When we sell goods through our online marketplace or retail stores on behalf of our consignors, we retain a percentage of the proceeds, which we refer to as our take rate. Take rates vary depending on the total value of goods sold through our online marketplace on behalf of a particular consignor as well as the category and price point of the items. In the three months ended September 30, 2026 and 2025, our overall take rate on consigned goods was 36.8% and 37.9%, respectively. The decrease in our take rate was due to sales mix into higher value items. Additionally, we earn revenue from our subscription program, First Look, in which we offer buyers early access to the items we sell in exchange for a monthly fee.
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
We generate revenue from orders processed through our website, mobile app and retail stores. Our omni-channel experience enables buyers to purchase anytime and anywhere. We have a global base of more than 45 million members as of September 30, 2026. A member is any user who has registered an email address on our website or downloaded our mobile app, thereby agreeing to our terms of service.

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
Our growth has been driven in significant part by repeat sales by existing consignors concurrent with growth of our consignor base. In the three months ended September 30, 2026 and 2025, repeat consignors accounted for over 80% of GMV.
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
We believe there is substantial opportunity to grow our business by having buyers also become consignors and vice versa. As of September 30, 2026, 16% of our buyers during the last twelve months also consigned items, and 51% of our consignors during the past twelve months also made purchases. We believe this approach effectively captures the flywheel effect that strengthens the network dynamics of our online marketplace. Our GMV from buyers who are also consignors has increased over time due to the effectiveness of our flywheel and more recently through tools to encourage flywheel behavior like the "Reconsign" module on our platform.
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
Key Financial and Operating Metrics
The key operating and financial metrics that we use to assess the performance of our business are set forth below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except AOV and percentages)
GMV	$641,502	$519,814	$1,865,121	$1,514,324
NMV	$490,528	$397,062	$1,419,667	$1,147,196
Consignment revenue	$159,145	$134,429	$453,254	$386,863
Direct revenue	$27,381	$22,928	$78,976	$63,877
Shipping services revenue	$19,590	$16,216	$56,172	$48,054
Number of orders	1,020	890	2,895	2,627
Take rate	36.8%	37.9%	36.4%	38.1%
Active buyers	1,152	1,024	1,152	1,024
AOV	$629	$584	$644	$576
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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA Reconciliation:
Net income (loss)	$16,006	$(54,051)	$27,709	$(3,017)
Depreciation and amortization	8,074	8,209	23,991	24,840
Interest income	(846)	(818)	(2,749)	(3,301)
Interest expense	7,483	7,085	22,026	20,443
Provision for income taxes	111	24	320	208
EBITDA	30,828	(39,551)	71,297	39,173
Stock-based compensation	7,172	6,605	21,020	22,172
Payroll taxes expense on employee stock transactions	234	285	1,270	1,084
Gain on extinguishment of debt (1)	—	(3,684)	—	(40,785)
Change in fair value of warrant liability (2)	(21,224)	43,928	(49,976)	(3,112)
One time expenses (3)	—	1,711	—	1,711
Adjusted EBITDA	$17,010	$9,294	$43,611	$20,243
(1) The gain on extinguishment of debt for the three and nine months ended September 30, 2025 reflects the difference between the carrying value of the 2025 Exchanged Notes and the fair value of the 2031 Notes.
(2) The change in fair value of warrant liability for the three and nine months ended September 30, 2026 and September 30, 2025 reflects the remeasurement of the Warrants issued by the Company in connection with the 2024 Note Exchange in February 2024.
(3) One time expenses for the three and nine months ended September 30, 2025 consist of employee severance costs associated with a departmental reorganization, including certain executives, recorded within Marketing and Selling, General and Administrative expenses on the condensed statements of operations.

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

Results of Operations
The following tables set forth our results of operations (in thousands) and such data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Consignment revenue	$159,145	$134,429	$453,254	$386,863
Direct revenue	27,381	22,928	78,976	63,877
Shipping services revenue	19,590	16,216	56,172	48,054
Total revenue	206,116	173,573	588,402	498,794
Cost of revenue:
Cost of consignment revenue	17,042	14,318	48,564	41,033
Cost of direct revenue	22,245	18,130	62,936	50,550
Cost of shipping services revenue	12,427	12,205	37,964	35,592
Total cost of revenue	51,714	44,653	149,464	127,175
Gross profit	154,402	128,920	438,938	371,619
Operating expenses:
Marketing	18,204	14,146	55,143	45,549
Operations and technology	78,510	70,703	225,935	206,667
Selling, general and administrative	56,216	51,621	160,945	149,609
Total operating expenses	152,930	136,470	442,023	401,825
Income (loss) from operations	1,472	(7,550)	(3,085)	(30,206)
Change in fair value of warrant liability	21,224	(43,928)	49,976	3,112
Gain on extinguishment of debt	—	3,684	—	40,785
Interest income	846	818	2,749	3,301
Interest expense	(7,483)	(7,085)	(22,026)	(20,443)
Other income, net	58	34	415	642
Income (loss) before provision for income taxes	16,117	(54,027)	28,029	(2,809)
Provision for income taxes	111	24	320	208
Net income (loss)	$16,006	$(54,051)	$27,709	$(3,017)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Consignment revenue	77%	78%	77%	78%
Direct revenue	13	13	13	12
Shipping services revenue	10	9	10	10
Total revenue	100	100	100	100
Cost of revenue:
Cost of consignment revenue	8	8	8	8
Cost of direct revenue	11	10	11	10
Cost of shipping services revenue	6	7	6	7
Total cost of revenue	25	25	25	25
Gross profit	75	75	75	75
Operating expenses:
Marketing	9	8	9	9
Operations and technology	38	41	39	41
Selling, general and administrative	27	30	28	30
Total operating expenses	74	79	76	80
Income (loss) from operations	1	(4)	(1)	(5)
Change in fair value of warrant liability	10	(25)	9	1
Gain on extinguishment of debt	—	2	—	8
Interest income	1	—	1	1
Interest expense	(4)	(4)	(4)	(4)
Other income, net	—	—	—	—
Income (loss) before provision for income taxes	8	(31)	5	1
Provision for income taxes	—	—	—	—
Net income (loss)	8%	(31)%	5%	1%
Comparison of the Three Months Ended September 30, 2026 and 2025
Consignment Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Consignment revenue	$159,145	$134,429	$24,716	18%
Consignment revenue increased by $24.7 million, or 18% in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in revenue was driven primarily by an increase in consignment GMV offset by a decrease in our take rate during the three months ended September 30, 2026. GMV growth during the three months ended September 30, 2026 was driven by an 8% increase in our AOV and a 15% increase in the number of orders.
Our take rate decreased to 36.8% from 37.9% during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to sales mix into higher value items.
Direct Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Direct revenue	$27,381	$22,928	$4,453	19%

Direct revenue increased by $4.5 million, or 19%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily driven by higher sales of items acquired from businesses, individual sellers, and from out of policy returns. Increases in out of policy returns are consistent with the growth in our consignment business. We recognize direct revenue on a gross basis upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the growth of consignment revenue.
Shipping Services Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$19,590	$16,216	$3,374	21%
Shipping services revenue increased by $3.4 million, or 21%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a 15% increase in the number of orders and an increase in buyer shipping fees compared to the prior year.
Cost of Consignment Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue	$17,042	$14,318	$2,724	19%
Cost of consignment revenue increased by $2.7 million, or 19%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by higher consignment volume.
Consignment revenue gross margin decreased by 6 basis points in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Cost of Direct Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$22,245	$18,130	$4,115	23%
Cost of direct revenue increased by $4.1 million, or 23%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 217 basis points for the three months ended September 30, 2026, primarily due to category mix of products sold and increased inventory adjustments during the three months ended September 30, 2026.
Cost of Shipping Services Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$12,427	$12,205	$222	2%
Cost of shipping services revenue increased by $0.2 million, or 2%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a 15% increase in the number of orders, partially offset by lower carrier costs.
Shipping services revenue gross margin increased by 1,183 basis points for the three months ended September 30, 2026, primarily due to an increase in buyer shipping fees and lower carrier costs.

Total Gross Margin
Our total gross margin increased by 64 basis points in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to higher shipping services revenue gross margin.
Marketing

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Marketing	$18,204	$14,146	$4,058	29%
Marketing expense increased by $4.1 million, or 29%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to an increase in advertising costs due to increased advertising volumes and changes in the composition of marketing spend.
As a percent of revenue, marketing expense increased to 9% from 8% in the three months ended September 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.
Operations and Technology

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Operations and technology	$78,510	$70,703	$7,807	11%
Operations and technology expense increased by $7.8 million, or 11%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was driven by higher employee costs due to increased volume, and an increase in software expenses. The increased employee costs were partially offset by realized efficiencies in our fulfillment processes that moderated the overall increase.
As a percent of revenue, operations and technology expense decreased to 38% from 41% in the three months ended September 30, 2026 and 2025, respectively, due to improved operating efficiencies in our authentication centers. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$56,216	$51,621	$4,595	9%
Selling, general and administrative expense increased by $4.6 million, or 9%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to higher employee costs and higher professional services fees, partially offset by employee severance costs that occurred in the prior year.
As a percent of revenue, selling, general and administrative expense decreased to 27% from 30% in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Change in Fair Value of Warrant Liability

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$21,224	$(43,928)	$65,152	(148)%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the three months ended September 30, 2026, we incurred a gain of $21.2 million due to the decrease in the fair value of the warrants outstanding at September 30, 2026. The decrease in the fair value of the warrant liability was primarily driven by a decrease in the Company’s stock price during the period, which resulted in a lower valuation of the warrants.
Gain on Extinguishment of Debt

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$—	$3,684	$(3,684)	(100)%
During the three months ended September 30, 2025, the Company recognized a gain on extinguishment of debt of $3.7 million due to the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the three months ended September 30, 2025 (See Note 7 — Convertible Senior Notes, Net). No such transactions occurred in the three months ended September 30, 2026.
Interest Income

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest income	$846	$818	$28	3%
Interest income remained relatively flat for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Interest Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest expense	$(7,483)	$(7,085)	$(398)	6%
Interest expense increased by $0.4 million, or 6% for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to the interest expense related to the 2031 Notes issued in August 2025.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Consignment Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Consignment revenue, net	$453,254	$386,863	$66,391	17%
Consignment revenue increased by $66.4 million, or 17%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in revenue was driven primarily by an increase in consignment GMV and offset by a decrease in take rate. GMV growth was driven by a 12% increase in our AOV and 10% increase in the number of orders during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Our take rate decreased to 36.4% from 38.1% during the nine months ended September 30, 2026 compared to the same period last year due to sales mix into higher value items.
Direct Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Direct revenue	$78,976	$63,877	$15,099	24%
Direct revenue increased by $15.1 million, or 24%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by higher sales of items acquired from businesses, individual sellers, and from out of policy returns. Increases in out of policy returns are consistent with the growth in our consignment business. We recognize direct revenue upon shipment of the purchased good to the buyer. Direct revenue as a percentage of total revenue may vary from period to period primarily based on the amount of consignment revenue.
Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Shipping services revenue	$56,172	$48,054	$8,118	17%
Shipping services revenue increased by $8.1 million, or 17%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a 10% increase in the number of orders in the nine months ended September 30, 2026 and an increase in buyer shipping fees.
Cost of Consignment Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of consignment revenue, net	$48,564	$41,033	$7,531	18%
Cost of consignment revenue increased by $7.5 million, or 18%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by higher consignment volume.
Consignment revenue gross margin decreased by 11 basis points in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Cost of Direct Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of direct revenue	$62,936	$50,550	$12,386	25%
Cost of direct revenue increased by $12.4 million, or 25%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to the increase in direct revenue compared to the prior year.
Direct revenue gross margin decreased by 55 basis points for the nine months ended September 30, 2026, primarily due to category mix of products sold and increased inventory adjustments during the nine months ended September 30, 2026.
Cost of Shipping Services Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Cost of shipping services revenue	$37,964	$35,592	$2,372	7%
Cost of shipping services revenue increased by $2.4 million, or 7%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a 10% increase in the number of orders.
The shipping services revenue gross margin increased by 648 basis points for the nine months ended September 30, 2026, primarily due to higher buyer shipping fees and lower carrier costs.
Total Gross Margin
Our total gross margin increased by 9 basis points for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin may vary from period to period.
Marketing

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Marketing	$55,143	$45,549	$9,594	21%
Marketing expense increased by $9.6 million, or 21%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in advertising costs due to increased advertising volumes and changes in the composition of marketing spend.
As a percent of revenue, marketing expense remained flat at 9% in the nine months ended September 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon our marketing investments.
Operations and Technology

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Operations and technology	$225,935	$206,667	$19,268	9%
Operations and technology expense increased by $19.3 million, or 9%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was driven by higher employee costs due to increased volume, and an increase in software expenses. The increased employee costs were partially offset by realized efficiencies in our fulfillment processes that moderated the overall increase.
As a percent of revenue, operations and technology expense decreased to 39% from 41% in the nine months ended September 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments. We expect these expenses to decrease as a percentage of revenue over the longer term.
Selling, General and Administrative

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Selling, general and administrative	$160,945	$149,609	$11,336	8%

Selling, general and administrative expense increased by $11.3 million, or 8%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to higher employee costs and higher professional services fees, partially offset by severance charges incurred in the prior year.
As a percent of revenue, selling, general and administrative expense decreased to 28% from 30% in the nine months ended September 30, 2026 and 2025, respectively. These expenses may vary from period to period as a percentage of revenue. We expect these expenses to decrease as a percentage of revenue over the longer term.
Change in Fair Value of Warrant Liability

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Change in fair value of warrant liability	$49,976	$3,112	$46,864	1506%
The Company issued warrants to acquire an aggregate of up to 7,894,737 shares (subject to adjustment in accordance with the terms of the warrants) of the Company's common stock as part of the Note Exchange in February 2024. The warrant liability is subsequently re-measured to fair value at each reporting date with changes in the fair value included in earnings. During the nine months ended September 30, 2026, we incurred a gain of $50.0 million due to the decrease in the fair value of the warrants outstanding at September 30, 2026. The decrease in the fair value of the warrant liability was primarily driven by a decrease in the Company’s stock price during the period, which resulted in a lower valuation of the warrants.
Gain on Extinguishment of Debt

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Gain on extinguishment of debt	$—	$40,785	$(40,785)	(100)%
During the nine months ended September 30, 2025, the Company recognized a gain on extinguishment of debt of $40.8 million due to the extinguishment of the Exchanged Notes (as defined below) and the issuance of the 2031 Notes during the nine months ended September 30, 2025 (See Note 7 — Convertible Senior Notes, Net). No such transactions occurred in the nine months ended September 30, 2026.
Interest Income

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest income	$2,749	$3,301	$(552)	(17)%
Interest income decreased by $0.6 million, or 17% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to lower average cash balances.
Interest Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(In thousands, except percentage)
Interest expense	$(22,026)	$(20,443)	$(1,583)	8%
Interest expense increased by $1.6 million, or 8% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to the full-period impact of the 2031 Notes during the nine months ended September 30, 2026 compared to a partial period of interest expense during the nine months ended September 30, 2025.
Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $130.4 million and an accumulated deficit of $1,267.9 million. We had restricted cash of $14.8 million as of September 30, 2026, consisting of cash deposited with a financial institution as collateral for our letters of credit, facility leases and credit cards. Since inception, we have generated negative cash flows from operations and have primarily financed our operations through equity and convertible debt financings. However, during the years ended December 31, 2025 and 2024, we generated positive cash flow from operations.
In July 2019, we received net proceeds of $315.5 million upon completion of our IPO on July 2, 2019. In June 2020, we received net proceeds of $143.3 million from the issuance of our 2025 Notes and the related capped call transactions. In March 2021, we received net proceeds of $244.5 million from our 2028 Notes and the related capped call transactions. In February 2024, we exchanged $145.8 million of our 2025 Notes and $6.5 million of our 2028 Notes for $135.0 million in aggregate principal amount of the 2029 Notes (see Note 6 — Non-convertible Notes, Net). In February 2025, we exchanged $183.3 million aggregate principal amount of the 2028 Notes for $146.7 million aggregate principal amount of our new 2031 Notes in the February 2025 Note Exchange (see Note 7 — Convertible Senior Notes, Net). In June 2025, the 2025 Notes matured, and the Company repaid the outstanding principal amount and accrued interest in full. The total cash payment upon maturity was $27.2 million, which included the outstanding principal amount and accrued interest through the maturity date. In August 2025, we exchanged $49.5 million aggregate principal amount of the 2028 Notes for $43.4 million aggregate principal amount of additional 2031 Notes (see Note 7 — Convertible Senior Notes, Net). As a result of the 2024 Note Exchange and 2025 Note Exchanges, and the redemption of the 2029 Notes discussed below, we significantly extended the average maturity date of our outstanding indebtedness.
On October 9, 2026, we entered into the Credit Agreement, providing for a $150.0 million Term Loan Facility and a $25.0 million Revolving Loan Facility (together, the “Facilities”). On October 19, 2026 (the “Funding Date”), we borrowed $150.0 million under the Term Loan Facility and used the proceeds, together with cash on hand, to redeem in full the outstanding 2029 Notes.
Loans under the Facilities initially bear interest at adjusted Term SOFR plus 5.75% per annum, subject to adjustment based on our first lien net leverage ratio, and interest is payable entirely in cash. The Term Loan Facility amortizes in equal quarterly installments of 0.25% of its initial principal amount, beginning on the last business day of the first full fiscal quarter ending after the Funding Date. The Facilities mature on October 19, 2033. However, they will mature on the date that is 91 days before the stated maturity of the 2031 Notes if $25.0 million or more in aggregate principal amount of the 2031 Notes is outstanding on that date. We must prepay the Term Loan Facility with a percentage of Excess Cash Flow (as defined in the Credit Agreement), with a percentage of net cash proceeds from certain asset sales and casualty events, and with the net cash proceeds of certain debt issuances. Voluntary prepayments of the Term Loan Facility are subject to a prepayment premium equal to (i) prior to the first anniversary of the Funding Date, 2.00% of the principal amount prepaid and (ii) after the first anniversary of the Funding Date but prior to the second anniversary of the Funding Date, 1.00% of the principal amount prepaid. On and after the second anniversary of the Funding Date, no prepayment premium applies. On or prior to the first anniversary, we may prepay up to $50.0 million with the proceeds of permitted equity issuances without a prepayment premium.
The Facilities are secured by a first priority lien on substantially all of our assets, subject to certain exceptions, and will be guaranteed by certain of our future subsidiaries, if any. Beginning with the first full fiscal quarter following October 9, 2026, the Credit Agreement requires us to maintain a first lien gross leverage ratio of no more than 4.75 to 1.00 through the fiscal quarter ending December 31, 2028 and 4.25 to 1.00 thereafter, and to maintain Liquidity (as defined in the Credit Agreement) of at least $25.0 million as of the last day of each fiscal quarter. The Credit Agreement also contains customary affirmative and negative covenants and events of default, including an event of default relating to a change of control.
We expect that operating losses may continue in the foreseeable future. We believe our existing cash and cash equivalents as of September 30, 2026 will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
Cash Flows

The following table summarizes our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$9,968	$(12,510)
Investing activities	(32,047)	(22,304)
Financing activities	1,222	(29,028)
Net decrease in cash, cash equivalents and restricted cash	$(20,857)	$(63,842)
Net Cash Provided by (Used in) Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $10.0 million, which consisted of net income of $27.7 million, adjusted by $14.2 million of non-cash inflows and cash outflows due to a net change of $31.9 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $16.3 million in operating lease liabilities due to ongoing lease payments, an increase of $9.7 million in inventory due to planned inventory purchases, and an increase of $6.0 million in accounts receivable due to higher sales volume, partially offset by cash inflows due to an increase of $5.9 million in other accrued and current liabilities. The increase in other accrued and current liabilities was primarily due to an increase in liabilities related to site credits issued to consignors in lieu of cash consignor payments, driven by higher sales volumes during the period. Our primary uses of cash in operating activities include operating costs such as operating lease obligations, compensation and benefits, marketing, and other expenditures necessary to support our business growth.
During the nine months ended September 30, 2025, net cash used in operating activities was $12.5 million, which primarily consisted of a net loss of $3.0 million, adjusted by $22.1 million of non-cash inflows and cash outflows due to a net change of $31.6 million in our operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of cash outflows due to a decrease of $16.4 million in operating lease liabilities due to ongoing lease payments, an increase of $12.4 million in accounts receivable driven by an increase in disbursement processing time with one payment processor, and a $8.3 million increase in inventory due to planned inventory purchases, partially offset by cash inflows due to an increase of $7.2 million in other accrued and current liabilities. The increase in other accrued and current liabilities was primarily due to timing of payments for employee incentive compensation, increases in return reserves and in liabilities related to site credits issued to consignors in lieu of cash consignor payments, both driven by higher sales volumes during the period.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $32.0 million, which consisted of $21.2 million for purchases of property and equipment, net, including leasehold improvements and $10.9 million for capitalized proprietary software development costs.
During the nine months ended September 30, 2025, net cash used in investing activities was $22.3 million, which consisted of $15.0 million for purchases of property and equipment, net, including leasehold improvements and $9.7 million for capitalized proprietary software development costs, partially offset by $2.3 million of insurance proceeds received related to the warehouse fire.
Net Cash Provided by (Used in) Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $1.2 million, which primarily consisted of $1.0 million in proceeds from the issuance of common stock under our ESPP.
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
As of September 30, 2026, we had 2028 Notes outstanding in an aggregate principal amount of $48.2 million, and 2031 Notes outstanding in an aggregate principal amount of $190.1 million (together, the "Convertible Senior Notes"). A portion of the net proceeds from the sale of the 2028 Notes was used to fund the net cost of entering into the capped call transactions described below. We did not receive any cash proceeds from the issuance of the 2031 Notes in the 2025 Note Exchanges.
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
On October 19, 2026, we redeemed all of the outstanding 2029 Notes at par, plus accrued and unpaid interest, using the proceeds of the Term Loan Facility together with cash on hand. Following the redemption, no 2029 Notes remain outstanding (see "—Liquidity and Capital Resources" above and Note 14 — Subsequent Events).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, including fluctuations in interest rates. As of September 30, 2026, we had unrestricted cash and cash equivalents of $130.4 million, which carry a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our cash equivalents holdings. As such, we do not expect a sudden change in market interest rates would have a material impact on our consolidated financial results.
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
On November 14, 2018, Chanel, Inc. sued the Company in the U.S. District Court for the Southern District of New York. The Complaint alleged federal and state law claims of trademark infringement, unfair competition, and false advertising. On February 1, 2019, Chanel, Inc. filed its First Amended Complaint that included substantially similar claims against the Company. On March 4, 2019, the Company filed a Motion to Dismiss the First Amended Complaint, which was granted in part and dismissed in part on March 30, 2020. The surviving claims against the Company include trademark counterfeiting/infringement under 15 U.S.C. § 1114, false advertising under 15 U.S.C. § 1125, and unfair competition under New York common law. On May 29, 2020, the Company filed its Answer to the Amended Complaint. On November 3, 2020, the Company sought leave to amend its Answer to assert counterclaims against Chanel, Inc. for violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. The motion for leave to amend was granted on February 24, 2021. On February 25, 2021, the Company filed its First Amended Answer, Affirmative Defenses and Counterclaims against Chanel. The Company’s Counterclaims allege violations of the Sherman Act, 15 U.S.C. §§ 1 & 2, the Donnelly Act, N.Y. Gen. Bus. Law. § 340, and New York common law. On March 18, 2021, Chanel moved to dismiss the Company’s Counterclaims and moved to strike the Company’s unclean hands affirmative defense. The parties agreed to a stay in April 2021 to engage in settlement discussions. After several mediation sessions, the parties were unable to reach a resolution, and the stay was lifted in November 2021. Chanel then sought a partial stay of discovery on the Company's counterclaims and unclean hands defense while Chanel's motion to dismiss and strike those claims are pending, and on March 10, 2022, the Court granted Chanel's request. The parties continued to engage in fact discovery regarding Chanel's counterfeiting and false advertising claims against the Company. Fact discovery was scheduled to be completed by August 15, 2023. However, on July 19, 2023, the Court ordered a stay of the case at the parties’ request to enable the parties to attempt mediation again. The parties engaged in settlement discussions moderated by the mediator over the course of two years but were unable to reach a settlement. The court held a settlement conference on March 5, 2026, but the parties were unable to reach a settlement. On March 6, 2026, the stay was vacated, and on March 27, 2026, the court issued a ruling denying Chanel’s motion to strike the Company’s unclean hands defense and granting its motion to dismiss the counterclaims without prejudice to a motion for leave to amend some of the counterclaims. The Company moved to amend the counterclaims on April 20, 2026 to assert antitrust, tort, and statutory claims based on new allegations involving conduct discovered since the original counterclaims were filed. Chanel filed its opposition to the motion on May 15, 2026, and the Company filed its reply on May 29, 2026. The motion for leave to amend remains pending for resolution by the Court, and discovery is currently ongoing. The final outcome of this litigation, including our liability, if any, with respect to Chanel’s claims, is uncertain. An unfavorable outcome in this or similar litigation could adversely affect the Company’s business and could lead to other similar lawsuits. The Company is not able to predict or reasonably estimate the ultimate outcome or loss or range of possible losses relating to this claim.
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
Risks Relating to Our Strategy
•We may be unable to execute on our retail growth strategy.
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
Risks Related to Our Indebtedness
•We have incurred a significant amount of debt and may incur additional indebtedness in the future.
•The Credit Agreement and the indentures governing our Convertible Senior Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
•Borrowings under the Credit Agreement bear interest at variable rates, which exposes us to interest rate risk.
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
We experienced net income (loss) of $(134.2) million, $(41.8) million, and $27.7 million in 2024, 2025 and the nine months ended September 30, 2026, respectively, and as of September 30, 2026 we had an accumulated deficit of $1,267.9 million. Our key initiatives currently include growing profitable supply, improving efficiencies, and pursuing new revenue streams. If those initiatives or our investments do not prove successful or our market does not develop as we expect, we may not achieve profitability on the timeline we expect or at all, and may continue to experience losses over the long term. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition and operating results could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward.
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
We may require additional funds to support our growth and respond to business challenges. To support our future growth, we may need to further develop our online marketplace services, grow our retail presence, expand our categories of pre-owned luxury goods, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds, which may result in significant dilution to existing stockholders or the granting of new equity securities which have rights, preferences and privileges superior to those of holders of our common stock. Our Credit Agreement and the indentures governing our Convertible Senior Notes contain, and any other debt financing secured by us could also contain, restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities in the future. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain financing on terms satisfactory to us when we require it, our ability to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.
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
We compete with vendors of new and pre-owned luxury goods, including branded luxury goods stores, department stores, traditional brick-and-mortar consignment stores, pawn shops, auction houses, specialty retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar luxury goods and services that we offer. Many of our competitors have longer operating histories, larger fulfillment infrastructures, greater brand recognition and technical capabilities, faster or lower-cost shipping, larger selections of goods for sale, greater financial, marketing, institutional and other resources and larger buyer bases than we do. As the market evolves, new competitors may emerge, including traditional retail competitors who expand their offerings to include resale. Some of our competitors may have greater resources than we do, which may allow them to derive greater revenue and profits from their existing buyer bases, acquire consignors at lower costs, achieve more favorable total product mixes or respond more quickly than we can to new or emerging technologies, such as artificial intelligence and machine learning, and changes in consumer shopping behavior or preferences. These competitors may also adopt more aggressive pricing policies, commission structures or take rates, which may allow them to build larger consignor or buyer bases or generate revenue from their existing buyer bases more effectively than we do. New competitors may force us to decrease our take rates to remain competitive and negatively impact our financial performance. If we fail to respond to competition effectively, our business and operating results may be adversely affected.
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
Risks Related to Our Indebtedness
We have incurred a significant amount of debt and may incur additional indebtedness in the future.
As of September 30, 2026, the principal amount of our 2028 Notes was $48.2 million, the principal amount of our 2029 Notes was $150.0 million, and the principal amount of our 2031 Notes was $190.1 million. Additionally, the Company issued Warrants to acquire an aggregate of up to 7,894,737 shares of our common stock (subject to adjustment in accordance with the terms of the Warrants). On October 9, 2026, we entered into a credit agreement (the “Credit Agreement”) providing for a $150 million senior secured term loan facility (the “Term Loan Facility”) and a $25 million senior secured revolving loan facility (together with the Term Loan Facility, the “Facilities”). On October 19, 2026 (the "Funding Date"), we used the proceeds of the Term Loan Facility, together with cash on hand, to redeem all of the outstanding 2029 Notes. The Facilities mature seven years after the Funding Date, but will mature earlier, 91 days before the stated maturity of the 2031 Notes, if $25 million or more of the 2031 Notes remain outstanding at that time. As a result, unless we repay, repurchase or refinance a sufficient portion of the 2031 Notes before that date, all amounts outstanding under the Facilities would become due substantially earlier than scheduled and at approximately three months before the 2031 Notes, and we may be unable to refinance such indebtedness on acceptable terms or at all. We may be required to use a substantial portion of our cash flows from operations to pay interest and principal on our indebtedness. Such payments will reduce the funds available to use for working capital, capital expenditures and other corporate purposes and limit our ability to obtain additional financing, which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, limit our flexibility in planning for, or reacting to, changes in our business and the industry and prevent us from taking advantage of business opportunities as they arise. If we are unable to generate such cash flow to service our debt, we may be required to adopt one or more alternatives, such as selling assets, incurring additional debt, restructuring debt or issuing additional equity on terms that may be onerous or highly dilutive. These alternatives may be insufficient to overcome macroeconomic conditions that may affect us. The duration and severity of macroeconomic uncertainty, any ensuing economic downturns, including economic recession or depression, could directly impact our ability to implement alternatives to service our debt. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The Credit Agreement and the indentures governing our Convertible Senior Notes contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete, or that could materially affect our financial position.
The Credit Agreement contains restrictive covenants that, subject to certain exceptions, limit our ability to, among other things, incur debt or liens, make investments, enter into certain mergers, consolidations and acquisitions, and pay dividends and make other restricted payments. The Credit Agreement also requires us to maintain a maximum first lien gross leverage ratio, which steps down after December 31, 2028, and minimum Liquidity (as defined in the Credit Agreement) of $25 million as of the last day of each fiscal quarter. The Facilities are secured by a first priority lien on substantially all of our assets, subject to certain exceptions. Our ability to comply with these covenants may be affected by events beyond our control, and a failure to comply could result in an event of default under the Credit Agreement. These restrictions may also make it difficult to execute our business strategy or compete effectively with companies that are not similarly restricted.

The Credit Agreement and the indentures governing our Convertible Senior Notes also set forth certain events of default, including, in the case of the Credit Agreement, an event of default relating to a change of control, after which amounts due under the Credit Agreement and our Convertible Senior Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default involving the Company or its subsidiaries. If an event of default occurs under the Credit Agreement, the lenders will be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and, because the Facilities are secured by a first priority lien on substantially all of our assets, subject to certain exceptions, the lenders could foreclose on the collateral securing the Facilities. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the lenders under the Credit Agreement or the holders of the 2028 Notes or the 2031 Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the amounts outstanding under the Credit Agreement or the Convertible Senior Notes upon an acceleration or otherwise, we could be forced into bankruptcy or liquidation.

Borrowings under the Credit Agreement bear interest at variable rates, which exposes us to interest rate risk.

Loans under the Facilities initially accrue interest at a rate per annum equal to adjusted Term SOFR plus 5.75%, subject to adjustment based on our first lien net leverage ratio. As a result, increases in Term SOFR, or an increase in the applicable margin resulting from an increase in our first lien net leverage ratio, would increase our interest expense and debt service obligations, reduce our cash flows available for other purposes and could adversely affect our financial condition and results of operations.
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
There were no unregistered sales of equity securities during the third quarter of 2026.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.
Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.1
Credit Agreement, dated as of October 9, 2026, by and among The RealReal, Inc., as borrower, Fortress Credit Corp., as administrative agent and collateral agent, and each lender from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2026).

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

The RealReal, Inc.

Date: October 29, 2026	By:	/s/ Rati Sahi Levesque
Rati Sahi Levesque
Chief Executive Officer

Date: October 29, 2026	By:	/s/ Ajay Madan Gopal
Ajay Madan Gopal
Chief Financial Officer